Form 10-Q
period 2010-09-30
Hermes Jets, Inc.
filed 2010-11-12
CIK 1477960

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended: September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT: For the transition period from to

Hermes Jets, Inc.
(Name of small business issuer in its charter)

NEVADA	26-3670551
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

2533 North Carson Street, Suite 4621
Carson City, NV 89706
(Address of principal executive offices and zip code)

+1/775/887-4560
(Issuer's telephone number)

 SEC File Number: 333-164534

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,004,200 shares of common stock outstanding as of  November 10, 2010.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

HERMES JETS, INC.

 (A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS-
Cash	$21,608	$66,691

TOTAL	$21,608	$66,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payables and accrued liabilities	$39,522	$24,996
Due to related party	46,000	4,953
Total current liabilities	85,522	29,949

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 100,000,000 shares authorized; 5,004,200 and 5,004,200 shares issued and outstanding	5,004	5,004
Additional paid-in capital	124,636	124,636
Deficit accumulated during the development stage	(193,554)	(92,898)
Total stockholders’ deficit	(63,914)	36,742

TOTAL	$21,608	$66,691

See notes to unaudited condensed financial statements.

HERMES JETS, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		For the period September 11, 2008 (inception) to September 30, 2010
	2010	2009	2010	2009
REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES-
Selling, general and administrative expenses	31,388	5,856	100,656	58,133	193,554
Total operating expenses	31,388	5,856	100,656	58,133	193,554

NET LOSS	(31,388)	(5,856)	(100,656)	(58,133)	(193,554)

NET LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	5,004,200	4,921,200	5,004,200	4,603,466

See notes to unaudited condensed financial statements.

HERMES JETS, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD SEPTEMBER 11, 2008 (DATE OF INCEPTION) TO SEPTEMBER 30, 2010
(Unaudited)

	Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Deficit Accumulated During the Development
	Shares	Amount	Capital	Subscribed	Receivable	Stage	Total

Balances, September 11, 2008 (inception)	-	$-	$-	$-	$-	$-	$-

Founders Shares at $.003	3,500,000	-	-	10,500	(10,500)	-	-
Net loss	-	-	-	-	-	(20,755)	(20,755)
Balances, December 31, 2008	3,500,000	-	-	10,500	(10,500)	(20,755)	(20,755)

Issuance of Common Stock:
Founders Shares issued	-	3,500	7,000	(10,500)	10,500	-	10,500
For cash at $0.01 per share	83,000	83	747	-	-	-	830
For cash at $0.04 per share	171,500	172	6,689	-	-	-	6,861
For cash at $0.06 per share	774,100	774	45,671	-	-	-	46,445
For cash at $0.08 per share	446,300	446	35,258	-	-	-	35,704
For cash at $1.00 per share	3,300	3	3,297	-	-	-	3,300
For consulting services at $1.00 per share	26,000	26	25,974	-	-	-	26,000
Net loss	-	-	-	-	-	(72,143)	(72,143)
Balances, December 31, 2009	5,004,200	5,004	124,636	-	-	(92,898)	36,742

Net loss	-	-	-	-	-	(100,656)	(100,656)
Balances, September 30, 2010	5,004,200	$5,004	$124,636	$-	$-	$(193,554)	$(63,914)

See notes to unaudited condensed financial statements.

HERMES JETS, INC.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		For the period September 11, 2008 (inception) to September 30, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,656)	$(58,133)	$(193,554)
Shares issued for services	-	26,000	26,000
Changes in assets and liabilities, net:
Accounts payable and accrued liabilities	14,526	785	39,522
Due to/from related party	41,047	976	46,000
NET CASH USED BY OPERATING ACTIVITIES	(45,083)	(30,372)	82,032

CASH FLOWS FROM FINANCING ACTIVITIES-
Proceeds from issuances of common stock	-	102,810	103,640

NET CHANGE IN CASH	(45,083)	72,438	21,608

CASH, BEGINNING OF PERIOD	66,691	-	-

CASH, END OF PERIOD	$21,608	$72,438	$21,608

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock subscription for common stock subscribed	$-	$830	$-
 See notes to unaudited condensed financial statements.

HERMES JETS, INC.
(A Development Stage Enterprise)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2010 and 2009
and for the Period
September 11, 2008 (inception) to September 30, 2010

NOTE A – FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Business

Hermes Jets, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on September 11, 2008.  The primary business of the Company will be to act as a global broker for business and private jets by connecting travelers (corporations, institutions and wealthy private individuals) with executive aircraft that are independently owned and operated by third party companies or individuals.  The Company does not own or operate the aircraft, manage pilots, or own supporting operator infrastructure, like operations and maintenance facilities.  Such activities will be conducted by operators who specialize in air travel and the Company will act only as a broker for such services.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

The Company has incurred net losses and losses from operations since inception, and expects that it will continue to have negative cash flows as management implements their business plan.  There can be no assurance that the continuing efforts to execute their business plan will be successful and that the Company will be able to continue as a going concern. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.

The Company currently does not have sufficient cash to sustain itself for the next twelve months, and will require additional financing in order to execute its operating plan and continue as a going concern.  To meet its cash needs, management expects to raise capital through a private placement offering. In the event that this financing does not materialize, the Company may be unable to implement its current plans for expansion, pay its obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and Rule 8.03 of Regulations S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.  Because the Company has not generated significant revenues, it is considered to be in the development stage as defined in FASB Accounting Standards Codification (ASC) 915, “Development Stage Entities”. Accordingly, some of the Company’s accounting policies and procedures have not yet been fully established but the following accounting policies reflect those policies it expects to implement as its business operations develop.

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification”) which was issued on July 1, 2009 and became the single source of authoritative US GAAP. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force (“EITF”), FASB Staff Position (“FSP”), etc. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (“ASC”) topical reference, and new standards will be designated as Accounting Standards Updates (“ASU”), with a year and assigned sequence number. References to prior standards have been updated to reflect the new referencing system.   This is effective for interim and annual periods ending after September 15, 2009.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.  Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Revenue Recognition

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 – Revenue Recognition in Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned.  In accordance with the requirements of SAB 104 we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectability of the sales price is reasonably assured.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are determined to be past due if payment is not made in accordance with the terms of the Company’s contracts, and receivables are written off when they are determined to be uncollectible. Management evaluates the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account and amounts related to bad debts is based upon management’s review of the collectibility of the receivables in light of historical experience, adverse situations that may affect the customers’ ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Advertising Costs

Advertising expenses, for which there was none during the nine months ended September 30, 2010 and 2009, and the period September 11, 2008 (inception) to September 30, 2010, are expensed as incurred. The Company incurred marketing costs of $4,181, $4,453 and $10,466 for services relating to its corporate design and website during the nine months ended September 30, 2010 and 2009, and the period from September 11, 2008 (inception) to September 30, 2010.

Net Loss Per Share

We compute net loss per share in accordance with ASC 260-10-55 “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 ("SAB 98").  Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the periods.   Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period.  Basic and diluted loss per share is identical in the accompanying unaudited condensed statements of operations.

Income Taxes

Income taxes are computed in accordance with FASB ASC 740-10-05 "Accounting for Income Taxes" ("ASC 740").  Under ASC 740, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the tax bases of assets and liabilities and their financial statement carrying amounts.  Also, the effect on deferred taxes of a change in tax rates is recognized in the income statement in the period that includes the enactment date.  At September 30, 2010 and December 31, 2009, there were no temporary differences between financial and taxable reporting.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, ASC 740 requires that a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Financial Instruments and Concentrations of Credit Risk

Financial instruments, as defined in FASB ASC 825-10-50, “Disclosures of Financial Instruments,” consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s financial instruments consist primarily of cash and cash equivalents, short-term investment(s), accounts receivable, accounts payable and accrued liabilities.  The carrying values of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximate their respective fair values due to their short-term nature.

Financial instruments that may potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company has not experienced any losses in such accounts.

Foreign Currency Translation

The functional currency for the Company’s financial statements is the United States Dollar.  Due to the Company’s anticipated foreign operations, certain transactions may be completed in Euros or Swiss Francs.  Gains or losses resulting from foreign currency transactions are included in operating losses in the statements of operations. The Company incurred foreign currency exchange loss of $1,618 and $0 for the nine months period ended September 30, 2010 and 2009, respectively. The Company incurred foreign currency exchange loss of $1,618 for the period from September 11, 2008 (inception) to September 30, 2010.

Fair Value Measurements

FASB ASC 820-10-05, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. FASB ASC 825-10-05, “The Fair Value Option for Financial Instruments” (“ASC 825”) permits entities to choose to measure many financial instruments and certain other items at fair value.

At September 30, 2010 and December 31, 2009, the Company did not have any items to be measured at fair value.

Recently Issued Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 855	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC 740 ASC 718	April 2010 April 2010
Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update)
Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

ASC 932 ASC 944	April 2010 April 2010
Accounting for Extractive Activities – Oil & Gas – Amendments to 932-10-S99-1 (SEC Update)
Financial Services – Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

ASC 924	April 2010	Entertainment – Casinos (Topic 924): Accruals for casino Jackpot Liabilities
ASC 605 ASC 310	April 2010 April 2010	Revenue Recognition – Milestone Method (Topic 605) Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset
ASC 830	May 2010	Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update)
ASC 310	July 2010	Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
ASU No. 2010-21	August 2010
Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update)

ASU No. 2010-22	August 2010	Accounting for Various Topics—Technical Corrections to SEC Paragraphs (SEC Update)
ASU No. 2010-23	August 2010	Health Care Entities (Topic 954): Measuring Charity Care for Disclosure—a consensus of the FASB Emerging Issues Task Force
ASU No. 2010-24	August 2010	Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries (a consensus of the FASB Emerging Issues Task Force)
ASU No. 2010-25	September 2010	Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (a consensus of the FASB Emerging Issues Task Force)
ASU No. 2010-26	October 2010	Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)

Management does not anticipate that the new accounting pronouncements listed above will have a material impact on the Company’s financial statements.

NOTE C –EQUITY

The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value each share.  In November 2008, the Company’s founder subscribed to 3,500,000 shares of common stock for an initial cash contribution of $10,500 paid in 2009 ($0.003 per share).  During the year ended December 31, 2009, fourteen investors purchased 1,474,900 shares of common stock for $89,840 ($0.01 to $0.08 per share), seventeen investors purchased 3,300 shares of common stock for $3,300 ($1.00 per share) and during such time the Company issued an additional 26,000 shares to two service providers for legal and consulting services valued at approximately $26,000 ($1.00 per share). During the nine months ended September 30, 2010 no additional shares were issued.

NOTE D –RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 and 2009 and period from September 11, 2008 (inception) to September 30, 2010, the Company incurred $0, $976 and $4,953 for organizational expenses, respectively, paid by a related party on the Company’s behalf. These amounts are included in “due to related party” in the condensed balance sheets.

During the nine months ended September 30, 2010 and 2009 and period from September 11, 2008 (inception) to September 30, 2010, the Company incurred director’s fees of $2,928, $2,665 and $10,773, respectively.

During the nine months ended September 30, 2010 and 2009 and period from September 11, 2008 (inception) to September 30, 2010, the Company incurred consulting fees for management services payable to a director of approximately $4,110, $5,957 and $11,991, respectively.

Total liabilities to these related parties, which are included in accounts payable and accrued liabilities in the condensed balance sheets, amounted to $0 and $13,226 as of September 30, 2010 and December 31, 2009, respectively.

In addition, we received a non-interest bearing shareholder loan of $46,000 from our principle shareholder during the nine months ended September 30, 2010. These amounts are included in due to related party in the condensed balance sheets.

NOTE E – SUBSEQUENT EVENTS

On October 20, 2010, we received a non-interest bearing shareholder loan of $25,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General discussion

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto for the nine months ended September 30, 2010 and 2009, included elsewhere in this Form 10Q.

We are a development stage entity incorporated in the State of Nevada. We intend on operating in the business of brokering private and business jets by connecting travelers with executive aircrafts that are independently owned and operated by third parties. Readers are referred to the cautionary statement, which addresses forward-looking statements made by us.

Overview

We will act as a broker for business and private jets by connecting travelers with executive aircraft that are independently owned and operated by third party companies or individuals. Our major business activity will be the global brokerage of executive aircraft to corporations, institutions and wealthy private individuals.  However, we have not completed all steps necessary to commence operations and have not yet generated any revenues, as described below.

We intend to provide our customers with convenient, comfortable and safe business and private jet travel by matching customers’ flight requirements with independent aviation aircraft operators.

Hermes Jets will not own or operate the aircraft, manage pilots, or own supporting operator infrastructure, like operations and maintenance facilities. We will leave the flying entirely to operators who specialize in air travel and are required to be compliant with the requirements of national and international aviation regulations for aircraft maintenance, aircrew training and aircraft operations. Our core competence will be the interconnection of flight capacity with individual travel needs and the efficient delivery of the related travel services.

We had a net loss of $(100,656) and $(58,133) for the nine months ended September 30, 2010 and 2009, respectively. Our monthly burn rate is approximately $10,000.  There is substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of operations

For the nine months ended September 30, 2010 and 2009 we did not generate any revenues and incurred losses of ($100,656) and ($58,133), respectively. During such periods our expenses primarily related to the preparation and implementation of our planned principal operations. Such expenses consisted substantially of consulting fees of $28,751, accounting fees of $54,006, marketing fees of $4,181, management fees of $4,110, director’s fees of $2,928 and other service fees of $6,680 for the nine months ended September 30, 2010.  Such expenses consisted substantially of consulting fees of $25,000, accounting fees of $7,917, marketing fees of $4,453, director’s fees of $2,665, VP fees of $5,000, management fees of $5,957 and other service fees of $7,141 for the nine months ended September 30, 2009.  The higher administrative cost are a result of the S1 filings and the related accounting and auditing cost during 2010; since all the filings (means: the amendments) were done during the first 9 months of 2010.

For the three months ended September 30, 2010 and 2009 we did not generate any revenues and incurred losses of ($31,388) and ($5,856), respectively. During such periods our expenses primarily related to the preparation and implementation of our planned principal operations. For the three months ended September 31, 2010 our expenses primarily consisted of consulting fees of $13,879, accounting fees of $14,676, marketing fees of $1,433 and other fees of $1,400. For the three months ended September 31, 2009 our expenses primarily consisted of accounting fees of $3,210, management fees of $1,774 and other service fees of $872. The higher administrative costs during 2010 are a result of S1 filings and related audit and accounting costs during 2010.

Our results of operations for the three and nine months ended September 30, 2010 and 2009, and the year ended December 31, 2009 are not necessarily indicative of the results that may occur for any future period. We expect to expand our business and client base, which will result in increasing expenses as we develop and build our operations.  We anticipate that we will complete the first start-up tasks within the next three to six months and begin to generate first operational revenue from the first quarter in 2011 onwards.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, we used cash flow from operating activities of $45,083. The use of cash resulted primarily from increases in related party payable of $41,047 and accounts payable and accrued liabilities of $14,526, in addition to our net loss of ($100,656). We did not have cash flows provided by investing and financing activities for the nine months ended September 30, 2010. At September 30, 2010 we had $21,608 in cash on hand.

For the next twelve months, we expect cash needs of up to $200,000 to finance the further set-up of our business and IT-infrastructure, the start of our early operational work and to cover our ongoing working capital needs in order to commence operations.  At our current monthly burn rate of approximately $10,000, we have sufficient cash to continue operations for approximately 2 months. In order to cover our cash needs, we are considering raising additional funds in the form of equity capital, mezzanine financing and/or senior loans through private placements, loan applications or any other alternative approach. As of today, we have not yet decided on any action to be taken during the upcoming months. The preparation of further detailed financing concepts and solutions will be part of our upcoming operational work.  In the interim, our principal shareholder Agromerkur AG has orally agreed to loan on a non-interest bearing demand basis funds to maintain operations at the current level for ten months thereafter.  If he fails to do so and we do not secure funds from other sources, we may be forced to suspend or terminate operations.

Going Concern

We have incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern.

We currently do not have sufficient cash to sustain us for the next twelve months and we will require additional financing in order to execute our operating plan and continue as a going concern. To meet our cash needs, we expect to raise capital through a public placement offering or receive loans from our principal shareholder as described above. In the event that this financing does not materialize, we may be unable to implement our current plans for expansion, pay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Limited operating history

As a result of our limited operating history, we have limited meaningful historical financial data upon which to predict future operating results. Accordingly, we do not believe that you should rely on our current operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our net revenue. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions could have a material adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to the unaudited condensed financial statements.  We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by SEC Rule 15d-15(e), our management carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Based on that evaluation, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. (Removed and Reserved).

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERMES JETS, INC.

November 10, 2010	By	/s/ Hans Wadsack
Hans Wadsack
President , Principal Executive Officer, Principal Financial Officer and Principal
Accounting Officer