Form 10-Q
period 2024-06-30
Blue Chip Technologies Corp.
filed 2024-08-14
CIK 1477960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2024

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

Commission file number 000-56634

BLUE CHIP TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

Icon Tower, # 105, First Floor

Dubai Internet City, Dubai, UAE

(Address of principal executive offices)

(307) 216-4405

Registrant’s telephone number

Securities registered under Section 12(b) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 5, 2024, the registrant had 109,634,536 shares of common stock issued and outstanding.

BLUE CHIP TECHNOLOGIES CORP.

 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “expect,” “future,” “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this quarterly report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s Registration Statement on Form 10 as previously filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

BLUE CHIP TECHNOLOGIES CORP.

(FKA CONTINENTAL BEVERAGE BRANDS CORPORATION)

BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	212,425	152,851
Notes payable - related party	88,042	88,042
Notes payable	194,432	149,879
Convertible notes payable	109,591	109,591
Total current liabilities	604,490	500,363

Total liabilities	604,490	500,363

Stockholders' deficit

Preferred stock, $0.0001 par value, 280,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of June 30, 2024 December 31, 2023, respectively	-	-

Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of June 30, 2024 December 31, 2023, respectively	-	-

Series B Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of June 30, 2024 December 31, 2023, respectively	-	-

Common stock, $0.0001 par value, 700,000,000 shares authorized, 109,634,536 and 109,634,536 and shares issued and outstanding as of June 30, 2024 December 31, 2023, respectively	109,635	109,635
Additional paid in capital	27,718,265	25,522,265
Accumulated deficit	(28,432,390)	(26,132,263)
Total stockholders' deficit	(604,490)	(500,363)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the consolidated financial statements

BLUE CHIP TECHNOLOGIES CORP.

(FKA CONTINENTAL BEVERAGE BRANDS CORPORATION)

STATEMENTS OF OPERATIONS

	For the six months		For the six months
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	1,508,210	1,171	2,240,910	1,171
Professional fees	8,960	8,939	41,314	18,546

Total operating expenses	1,517,170	10,110	2,282,224	19,717

Loss from operations	(1,517,170)	(10,110)	(2,282,224)	(19,717)

Other expenses
Interest expense	(8,737)	(8,764)	(17,903)	(16,888)
Total expenses	(8,737)	(8,764)	(17,903)	(16,888)

Net loss before tax provision	(1,525,907)	(18,874)	(2,300,127)	(36,605)
Tax provision	-	-	-	-
Net loss	$(1,525,907)	$(18,874)	$(2,300,127)	$(36,605)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	109,634,536	85,634,536	109,634,536	83,273,425

See accompanying notes to the consolidated financial statements

BLUE CHIP TECHNOLOGIES CORP.

(FKA CONTINENTAL BEVERAGE BRANDS CORPORATION)

 STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2023	109,634,536	109,635	25,522,265	(26,132,263)	(500,363)
Share-based compensation	-	-	732,000	-	732,000
Net loss	-	-	-	(774,220)	(774,220)
Balance, March 31, 2024	109,634,536	109,635	26,254,265	(26,906,483)	(542,583)
Share-based compensation	-	-	1,464,000	-	1,464,000
Net loss	-	-	-	(1,525,907)	(1,525,907)
Balance, June 30, 2024	109,634,536	109,635	27,718,265	(28,432,390)	(604,490)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2022	80,634,536	80,635	23,944,265	(24,398,541)	(373,641)
Stock issued for intangle assets	5,000,000	5,000	870,000	-	875,000
Net loss	-	-	-	(17,731)	(17,731)
Balance, March 31, 2023	85,634,536	85,635	24,814,265	(24,416,272)	483,628
Net loss	-	-	-	(18,874)	(18,874)
Balance, June 30, 2023	85,634,536	85,635	24,814,265	(24,435,146)	464,754

See accompanying notes to the consolidated financial statements

BLUE CHIP TECHNOLOGIES CORP.

(FKA CONTINENTAL BEVERAGE BRANDS CORPORATION)

 STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Net loss	$(2,300,127)	$(36,605)
Shares issued for services	$2,196,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	59,574	15,884
Net cash used in continuing operating activities	(44,553)	(20,721)

Cash Flows from Financing Activities:
Proceeds from loans payable, related parties	-	20,721
Notes payable	44,553	-
Net cash provided by financing activities	44,553	20,721

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the consolidated financial statements

BLUE CHIP TECHNOLOGIES CORP.

(FKA CONTINENTAL BEVERAGE BRANDS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

Blue Chip Technologies Corp. (Formerly Continental Beverage Brands Corporation) (the “Company or “CBBB”) was incorporated in the State of Nevada on September 11, 2008. At that time the primary business of the Company was to act as a global broker for business and private jets by connecting travelers (corporations, institutions and wealthy private individuals) with executive aircraft that are independently owned and operated by third party companies or individuals. On February 5, 2015, the Company changed its name to better reflect its anticipated new business direction. The Company had received approval of its Federal Permit to distribute alcoholic beverages, which would be accomplished, through its subsidiaries, Continental Beverage Inventory and Warehousing Ltd., and promotional activities through Continental Beverage Marketing and Promotion Inc. In early 2016, the Company abandoned its activities and ceased to operate.

On March 20, 2023, the “Company entered into an Asset Purchase Agreement by and among the Company, on the one hand and JT Technologies LLC (“JTLLC”) and Nitish Sharma, an individual and the sole managing member of JTLLC, on the other hand whereby the Company acquired various big data analytics related assets from the Seller for use in the gaming and gambling industry to analyze player behavior and fraud protection, among other similar information. Collectively, al intellectual property, proprietary and non-proprietary technology, know-how, and all other assets of the seller that maybe, directly, or indirectly, applied to big data analytics in the gaming and gaming industry are referred to hereinafter as the “Acquired Assets”. In exchange for the Acquired Assets, the Company issued 5,000,000 restricted shares of the 2. Buyer’s common stock to Seller.

On May 26, 2023, the Company changed its name to Blue Chip Technologies Corporation.

On September 18, 2023, the Company received notice of resignation from Mr. Andrew Gaudet from the positions of President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary. Mr. Gaudet retained his position as a member of the Company’s Board of Directors.

Effective the same day, the Company entered into an Executive Employment with Gurneet Kaur whereby Ms. Kaur agreed to serve as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and as Chairman of the Company’s Board of Directors. On the same day, and pursuant to a Stock Purchase Agreement, Ms. Kaur acquired 48,944,965 shares of common stock from Nitish Sharma. Accordingly, Ms. Kaur now owns 72,944,965 restricted shares of our common stock, which represents approximately 66.53% of the total issued and outstanding shares of common stock.

On June 5, 2024, Ms. Kaur sold, by way of Stock Purchase Agreement (the “SPA”), 72,944,965 restricted shares of the Company’s common stock to Waqas Nakhwa. As a result of this SPA, Nakhwa is now deemed our controlling shareholder by virtue of his purchase of the Shares and holds 66.53% of our total voting stock.

Additionally, on June 7, 2024, the Company received notice of resignation from Ms. Kaur from the positions of President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director of the Company. Ms. Kaur’s resignation was not the result of any disagreements between Ms. Kaur and the Company relating to the Company’s operations, policies, or practices.

Effective immediately upon the resignation of Ms. Kaur, the Company’s Board of Directors appointed Mr. Nakhwa to serve as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors to serve until the next annual meeting of the Company or until his respective successor is duly appointed. Mr. Nakhwa accepted all such appointments, effective as of June 7, 2024.

On June 9, 2024, the Company entered into an Asset  Transfer Agreement with Mr. Nakhwa pursuant to which Mr. Nakhwa assigned to the Company all of Mr. Nakhwa’s interest in Facial Recognition Technology (FRT) solutions and intellectual property associated therewith in exchange for $1.00.

On June 11, 2024, as a result of this change in management, the Company’s Board of Directors voted to (i) cease all prior operations of the Company involving big data analytics software for use in the gaming and financial technology industries, (ii) relinquish and disavow any and all interest in existing subsidiaries as of June 11, 2024 and (iii) amend the Company’s Articles of Incorporation to change the name of the Company to “Catalyst Crew Technologies Corp.” to more accurately reflect the Company’s new business direction.  The Company will endeavor to affect the name change in near future or at such time management deems the name change appropriate. In the interim period until we affect this proposed name change, we will be operating as “Catalyst Crew Technologies.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Management is of the opinion that all necessary adjustments have been made to make these interim consolidated financial statements not misleading.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During six months ended June 30, 2024, the Company incurred net losses of $2,300,127 and accumulated deficits of $28,432,390. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We are entirely dependent on our ability to attract and receive funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other”. According to this statement, intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Under ASC 350-10, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

Stock-based compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2024 and December 31, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements on June 30, 2024 and December 31, 2023.

Recent Accounting Pronouncements

On March 21, 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2024-01 ("ASU 2024-01"), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company is currently evaluating the impact of the adoption of ASU 2024-01 on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, which established a new income tax disclosure requirement in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. Companies must also further disaggregate income taxes paid. Companies are required to apply the guidance to annual periods beginning after December 15, 2024. The Company does not intend to early adopt this standard.

2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The Company adopted the provisions of the accounting pronouncement as of October 1, 2023 and the new standard did not have an impact on the Company's consolidated financial statements for the six months ended June 30, 2024.

NOTE 4 –NOTES PAYABLE

Promissory notes payable as of June 30, 2024 and December 31, 2023 consists of the following:

June 30, 2024	December 31, 2023
$73,228	$73,228
2,500	2,500
20,000	20,000
4,571	4,571
763	763
7,341	7,341
2,500	2,500
5,000	5,000
13,000	13,000
8,000	8,000
976	976
12,000	12,000
3,500	-
5,000	-
6,123	-
5,000	-
12,000	-
1,341	-
1,498	-
5,300	-
3,000	-
1,791	-
$194,432	$149,979

During the six ended June 30, 2024, the Company has issued various promissory notes amounting to $44,553 for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the six months ended June 30, 2024 and 2023, the Company recorded interest expense of $6,192 and $2,905, respectively.

NOTE 5 –CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2024 and December 31, 2023 consists of the following:

June 30, 2024	December 31, 2023
$15,487	$15,487
11,103	11,103
75,000	75,000
8,000	8,000
$109,591	$109,591

During the three months ended June 30, 2024 and 2023, the Company recorded interest expense of $7,321 and $7,321, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2024 and December 31, 2023, the Company had notes due to the shareholder of $88,042 and 71,892, respectively.  The notes carry an interest rate of 10% and are due upon demand.

During the six months ended June 30, 2024 and 2023, the Company recorded interest expense of $4,390 and $2,195 respectively.

Asset Purchase Agreement

On June 9, 2024, the Company entered into an Asset  Transfer Agreement with it CEO Mr. Nakhwa  pursuant to which Mr. Nakhwa assigned to the Company all of Mr. Nakhwa’s interest in Facial Recognition Technology (FRT) solutions and intellectual property associated therewith in exchange for $1.00. The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of the acquiree were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus, the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. Additionally, as the transaction occurred between entities under common control the assets were recorded as their historical basis which was determined to be $0.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

NOTE 8 – STOCKHOLDERS’ EQUITY

As of June 30, 2024 and December 31, 2023, the Company had 109,634,536 and 109,634,536 shares of common stock issued and outstanding.

On October 12, 2023, the Board of Directors authorize an amendment to the articles of Incorporation to specifically increase the authorized shares to One Billion (1,000,000,000), consisting of; (i) Seven Hundred Million (700,000,000) shares of Common Stock, par value $0.0001 per share, Three Hundred Million (300,000,000) shares of preferred stock, par value $0.0001 per share which are issuable in one or more Series; to designate 10,000,000 preferred shares as Series A Preferred Stock and, (iv) to designate 10,000,000 preferred shares as Series B Preferred Stock.

The Series A Preferred Stock shall rank senior to all Common Stock and any other class of securities that is specifically designated as junior to the Series A Preferred Stock however, does not have the right to vote. The Series A Preferred Stock is entitled to receive dividends from the Issuance Date thereof at the annual rate of three percent (3%) of the Original Issue Price, payable by the Board of Directors in quarterly installments. The Dividends shall cease to accrue on shares of Series A Preferred Stock on the date of any Conversion, as set forth herein. Each share of Series A Preferred Stock shall be convertible at the option of the holder after the One (1) Year anniversary of the Issuance Date, into a number of shares of Common Stock determined by dividing (i) the total number of Series A Preferred Shares being converted by (ii) the Conversion Price (the “Conversion Ratio”). The conversion price for the Series A Preferred Stock (the “Conversion Price”) shall be equal to $1.00 per share, which may be adjusted from time to time as hereinafter provided.

Series B Preferred Stock shall rank senior to all Common Stock and pari passu to the Series A Preferred Stock. Each share of Series B Preferred Stock shall be convertible at the option of the Holder thereof at any time, and from time to time, from and after the One (1) Year anniversary of the Issuance Date, into a number of shares of Common Stock determined by dividing (i) the total number of Series B Preferred Shares being converted by (ii) the Conversion Price The conversion price for the Series B Preferred Stock (the “Conversion Price”) shall be equal to $1.00 per share, which may be adjusted from time to time.  Series B Preferred Stock shall not have the right to vote on any matters, questions, or proceedings of this Corporation. Holders of the Series B Preferred Stock must hold their Preferred shares for a period one (1) year from the Issuance Date prior to converting their Series B Preferred Shares to Common Shares.

Following the expiration of the Hold Period, the Corporation shall issue to the Holders bonus shares of the Corporation’s Common Stock in such amount to be the number of Series B Preferred held by each Holder by (ii)”). The Board of Directors shall have the authority, in its discretion, to grant the Bonus Shares to the Holders. Each Bonus Share shall constitute a transfer of a restricted Common Share to the Holder, without other payment therefor, as a bonus to the Holder.

On September 22, 2023, the Company issued 24,000,000 restricted shares of common stock valued at $2,928,000 based on the stock price on the date of the agreement to the Company’s CEO for services beginning October 1, 2023 and ended September 30, 2024. As of June 30, 2024, $2,928,000 of the value of the issuance was recoded to compensation cost, of which $2,196,000 was recorded during the six months ended June 30, 2024.

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2024, the Company’s Board of Directors approved a One for Three Hundred (1-for-450) Reverse Stock Split of the issued and outstanding shares of Common Stock. As of the date of filing the reverse split has not been approved by FINRA and as such the financial statements have not been retroactively restated to reflect the split.

On July 1, 2024, the Company’s Board of Directors approved a Change to its Articles of Incorporation, as amended, with the Secretary of Nevada to change the Company’s corporate name to “Catalyst Crew Technologies Corp.”

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Revenues

We had no revenue for the three or six months ended June 30, 2024.

Operating Expenses

Operating expenses increased to $1,517,170 for the three months ended June 30, 2024, from $10,110 for the same period ended June 30, 2023.

Operating expenses increased to $2,282,224 for the six months ended June 30, 2024, from $19,717 for the same period ended June 30, 2023.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the six months ended June 30, 2024, consisted mainly of salaries and wages of $1,505,300 and audit and accounting of $3,500. In comparison, our selling, general and administrative expenses for the six months ended June 30, 2023, consisted mainly of accrued salaries and wages of $2,238,000 and audit and accounting of $18,500.

Other Expenses

We had other expenses of $8,737 for the three months ended June 30, 2024, as compared with other expenses of $8,764 for the three months ended June 30, 2023. Our other expense remained consistent between the three months ended 2024 and 2023

We had other expenses of $17,903 for the six months ended June 30, 2024, as compared with other expenses of $16,888 for the six months ended June 30, 2023. The increase in other expense is the result of the increased debt incurred during 2024

Net Loss

We recorded a net loss of $1,525,907 for the three months ended June 30, 2024, as compared with a net loss of $18,874 for the three months ended June 30, 2023. We recorded a net loss of $2,300,127 for the six months ended June 30, 2024, as compared with a net loss of $36,605 for the six months ended June 30, 2023.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During six months ended June 30, 2024, the Company incurred net losses of $2,300,127 and accumulated deficits of $28,432,390. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We are entirely dependent on our ability to attract and receive funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders.

As of June 30, 2024, we had total current assets of $0 and total assets in the amount of $0. Our total current liabilities as of June 30, 2024 were $604,490. We had a working capital deficit of $604,490 as of June 30, 2024, compared with a working capital deficit of $500,363 as of December 31, 2023.

Operating activities used $44,643 in cash for the six months ended June 30, 2024, as compared with $20,721 used for the six months ended June 30, 2023. Our negative operating cash flows for 2023 and 2024 was largely the result of our net loss for those quarter, mainly offset by changes in operating assets and liabilities and the amortization of debt discount.

Cash flow provided from financing activities was $44,643 for the six months ended June 30, 2024, as compared with $20,271cash flows for financing activities during the six months ended June 30, 2023. Our cashflow from financing activities is the result the issuances of notes payable during the six months ended June 30, 2024.  The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

ITEM 6 - EXHIBITS

3.1	Articles of Incorporation*
3.2	By-Laws*
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase#
104.	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

* - Previously filed with our Form S-1 Registration Statement submitted to the Commission on June 14, 2024.

# The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CHIP TECHNOLOGIES CORP.
(Registrant)
Date: August 14, 2024
	By:	/s/ Waqas Nakhwa
Waqas Nakhwa
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Waqas Nakhwa	Director and President, CEO, Principal Executive Officer,	August 14, 2024
Waqas Nakhwa	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

