Form 10-Q
period 2024-09-30
Catalyst Crew Technologies Corp.
filed 2024-11-19
CIK 1477960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2024

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

Commission file number 000-56634

CATALYST CREW TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

30 North Gould Street, Suite R

Sheridan, WY 82801

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

Yes ☐     No ☒

As of November 14, 2024, the registrant had 243,719 shares of common stock issued and outstanding.

CATALYST CREW TECHNOLOGIES CORP.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

CONDENSED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	243,238	152,851
Notes payable - related party	88,042	88,042
Notes payable	207,100	149,879
Convertible notes payable	109,591	109,591
Total current liabilities	647,971	500,363

Total liabilities	647,971	500,363

Stockholders' deficit

Preferred stock, $0.0001 par value, 280,000,000 shares authorized,
0 and 0 and shares issued and outstanding as of
September 30, 2024 December 31, 2023, respectively	-	-

Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
0 and 0 and shares issued and outstanding as of
September 30, 2024 December 31, 2023, respectively	-	-

Series B Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
0 and 0 and shares issued and outstanding as of
September 30, 2024 December 31, 2023, respectively	-	-

Common stock, $0.001 par value, 300,000,000 shares authorized,
243,632 and 243,632 and shares issued and outstanding as of
September 30, 2024 December 31, 2023, respectively	244	109,635
Additional paid in capital	27,827,656	25,522,265
Accumulated deficit	(28,475,871)	(26,132,263)
Total stockholders' deficit	(647,971)	(500,363)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the unaudited condensed financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months		For the nine months
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	21,668	2,933,223	2,262,578	2,934,401
Professional fees	12,000	6,541	53,314	25,087

Total operating expenses	33,668	2,939,764	2,315,892	2,959,488

Loss from operations	(33,668)	(2,939,764)	(2,315,892)	(2,959,488)

Other expenses
Interest expense	(9,813)	1,428	(27,716)	(15,460)
Total expenses	(9,813)	1,428	(27,716)	(15,460)

Net loss before tax provision	(43,481)	(2,938,336)	(2,343,608)	(2,974,948)
Tax provision	-	-	-	-
Net loss	$(43,481)	$(2,938,336)	$(2,343,608)	$(2,974,948)

Net loss per common share - basic and diluted	$(0.00)	$(0.03)	$(9.62)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	109,634,536	85,634,536	243,632	83,938,566

See accompanying notes to the unaudited condensed financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Net loss	$(2,343,608)	$(2,974,948)
Shares issued for services	$2,196,000	$2,928,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	90,387	18,123
Net cash used in continuing operating activities	(57,221)	(28,825)

Cash Flows from Financing Activities:
Proceeds from loans payable, related parties	-	16,150
Proceeds from notes payable	57,221	12,675
Net cash provided by financing activities	57,221	28,825

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for intangible assets	$-	$875,000

See accompanying notes to the unaudited condensed financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

For the nine months ended September 30, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	243,632	244	25,631,656	(26,132,263)	(500,363)
Share-based compensation	-	-	732,000	-	732,000
Net loss	-	-	-	(774,220)	(774,220)
Balance, March 31, 2024	243,632	244	26,363,656	(26,906,483)	(542,583)
Share-based compensation	-	-	1,464,000	-	1,464,000
Net loss	-	-	-	(1,525,907)	(1,525,907)
Balance, June 30, 2024	243,632	244	27,827,656	(28,432,390)	(604,490)
Net loss	-	-	-	(43,481)	(43,481)
Balance, September 30, 2024	243,632	244	27,827,656	(28,475,871)	(647,971)

For the nine months ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	179,188	179	24,024,721	(24,398,542)	(373,642)
Net loss	-	-	-	(17,738)	(17,738)
Balance, March 31, 2023	179,188	179	24,024,721	(24,416,280)	(391,380)
Stock issued for intangible assets	11,111	11	874,989	-	875,000
Net loss	-	-	-	(18,874)	(18,874)
Balance, June 30, 2023	190,299	190	24,899,710	(24,435,154)	464,746
Stock issued for services	53,333	53	2,927,947	-	2,928,000
Net loss	-	-	-	(2,938,336)	(2,938,336)
Balance, September 30, 2023	243,632	243	27,827,657	(27,373,490)	454,410

See accompanying notes to the unaudited condensed financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

Catalyst Crew Technologies Corp. (Blue Chip Technologies Corp.) (the “Company or “CBBB”) was incorporated in the State of Nevada on September 11, 2008. At that time the primary business of the Company was to act as a global broker for business and private jets by connecting travelers (corporations, institutions and wealthy private individuals) with executive aircraft that are independently owned and operated by third party companies or individuals. On February 5, 2015, the Company changed its name to better reflect its anticipated new business direction. The Company had received approval of its Federal Permit to distribute alcoholic beverages, which would be accomplished, through its subsidiaries, Continental Beverage Inventory and Warehousing Ltd., and promotional activities through Continental Beverage Marketing and Promotion Inc. In early 2016, the Company abandoned its activities and ceased to operate.

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

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During nine months ended September 30, 2024, the Company incurred net losses of $2,343,608 and accumulated deficits of $28,475,871. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

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

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2024 and December 31, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements on September 30, 2024 and December 31, 2023.

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

2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The Company adopted the provisions of the accounting pronouncement as of October 1, 2023 and the new standard did not have an impact on the Company's consolidated financial statements for the six months ended September 30, 2024.

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

NOTE 4 –NOTES PAYABLE

Promissory notes payable as of September 30, 2024 and December 31, 2023 consists of the following:

September 30, 2024	December 31, 2023
$73,228	$73,228
2,500	2,500
20,000	20,000
4,571	4,571
763	763
7,341	7,341
2,500	2,500
5,000	5,000
13,000	13,000
8,000	8,000
976	976
12,000	12,000
3,500	-
5,000	-
6,123	-
5,000	-
12,000	-
1,341	-
1,498	-
5,300	-
3,000	-
1,791	-
7,500	-
4,500	-
668	-
$207,100	$149,979

During the nine ended September 30, 2024, the Company has issued various promissory notes amounting to $57,221 for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense of $16,694 and $5,019, respectively.

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2024 and December 31, 2023 consists of the following:

September 30, 2024	December 31, 2023
$15,487	$15,487
11,103	11,103
75,000	75,000
8,000	8,000
$109,591	$109,591

During the three months ended September 30, 2024 and 2023, the Company recorded interest expense of $11,021 and $6,313, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2024 and December 31, 2023, the Company had notes due to the shareholder of $88,042 and 71,892, respectively.  The notes carry an interest rate of 10% and are due upon demand.

During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense of $6,609 and $7,189 respectively.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

As of September 30, 2024 and December 31, 2023, the Company had 243,632 and 243,632 shares of common stock issued and outstanding (Post split).

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

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

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

On September 22, 2023, the Company issued 53,333 restricted shares of common stock (Post split) valued at $2,928,000 based on the stock price on the date of the agreement to the Company’s CEO for services beginning October 1, 2023 and ended September 30, 2024. As of September 30, 2024, $2,928,000 of the value of the issuance was recoded to compensation cost, of which $2,196,000 was recorded during the nine months ended September 30, 2024.

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

Results of Operations for the three months ended September 30, 2024 and 2023

Revenues

We earned no revenues for three ended September 30, 2024 or 2023.

Operating Expenses

We incurred $33,668 in operating expenses for the three months ended September 30, 2024, as compared with $2,939,764 in the three months ended September 30, 2023. The decrease in operating expenses is the result of the decrease in stock-based compensation during the three months ended September 30, 2024. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $9,813 for the three months ended September 30, 2024, compared to other income of $1,428 for the three months ended September 30, 2023. The increase in other expenses was the result of interest expense incurred on additional debt incurred during the period.

Net Loss

We recorded a net loss of $43,481 for the three months ended September 30, 2024, compared to a net loss $2,938,336 for the three months ended September 30, 2023. The decrease in net loss was associated with the factors discussed above.

Results of Operations for the nine months ended September 30, 2024 and 2023

Revenues

We earned no revenues for nine months ended September 30, 2024 or 2023.

Operating Expenses

We incurred $2,315,892 in operating expenses for the nine months ended September 30, 2024, as compared with $2,959,488 in the nine months ended September 30, 2023. The decrease in operating expenses is the result of the decrease in stock-based compensation during the nine months ended September 30, 2024. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $27,716 for the nine months ended September 30, 2024, compared to other income of $15,460 for the nine months ended September 30, 2023. The increase in other expenses was the result of interest expense incurred on additional debt incurred during the period.

Net Loss

We recorded a net loss of $2,343,608 for the nine months ended September 30, 2024, compared to a net loss $2,974,948 for the nine months ended September 30, 2023. The decrease in net loss was associated with the factors discussed above.

Liquidity and Capital Resources

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, and pursue our expansion and diversification objectives.

As of September 30, 2024, we had total current assets of $0 and total current liabilities of $647,971. We had a working capital deficit of $647,971 as of September 30, 2024.

Net cash used by operating activities was $57,221 for the nine months ended September 30, 2024, as compared with $28,825 cash used for the nine months ended September 30, 2024. Our negative operating cash flow for both periods was our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $57,221 in cash for the nine months ended September 30, 2024, as compared with $28,825 for the nine months ended September 30, 2024. Our positive financing cash flow for 2024 and 2023 mainly consisted of proceeds from notes.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared under accounting principles generally accepted in the United States of America (“ US GAAP”). The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported values of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported levels of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Significant Accounting Policies” of our Consolidated Financial Statements.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2024 and December 31, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements on September 30, 2024 and December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

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

* - Previously filed with our Form 10-12G submitted to the Commission on June 14, 2024.

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

CATALYST CREW TECHNOLOGIES CORP.
(Registrant)
Date: November 19, 2024
	By:	/s/ Waqas Nakhwa
Waqas Nakhwa
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Waqas Nakhwa	Director and President, CEO, Principal Executive Officer,	November 19, 2024
Waqas Nakhwa	Treasurer, Chairman, CFO (Principal Financial Officer and Principal Accounting Officer)

