Form 10-K
period 2024-12-31
Catalyst Crew Technologies Corp.
filed 2025-04-23
CIK 1477960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

CATALYST CREW TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-52543	26-3670551
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

30 North Gould Street, Suite R

Sheridan, WY 82801

(Address of principal executive offices, including zip code.)

(307) 216-4405

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $98,462.48. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of April 18, 2025, there were 29,276,895 shares of the registrant’s common stock outstanding.

CATALYST CREW TECHNOLOGIES CORP.

Report on Form 10-K

PART I

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Catalyst Crew Technologies Corp. believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Annual Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products, and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Annual Report, as well as other cautionary language in this Annual Report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

ITEM 1. BUSINESS.

Corporate History

The Company was incorporated on September 11, 2008, as a Nevada corporation under the name Hermes Jet Inc. The Company was initially focused on the global brokerage of executive aircrafts to corporations, institutions, and wealthy private individuals.

On January 26, 2011, the Company filed a Registration Statement under the Securities Act of 1933, as amended on Form S-1, registering shares of its Common Stock with the Securities Exchange Commission (“SEC”). The Company was never able to successfully initiate meaningful operations.  Accordingly, on June 19, 2013, the Company filed a Form 15 – “Certification and Notice of Termination of Registration under Section 12(g) of the Securities and Exchange Act of 1934, or Suspension of Duty to File Reports under Section 13 and 15(d) of the Securities Exchange Act of 1934”, terminating the Company’s duty to file Quarterly and Annual Reports with the SEC.

In 2016, the Company ceased operations and its then existing officers and directors abandoned their positions.

On or about June 21, 2018, Hybrid Titan Management, LLC (“HTM”), as Plaintiff, filed suit in the District Court, Clark County, State of Nevada (the “Court”) against the Company, under case Number A-18-776487-C (the “Complaint”) captioned “Hybrid Titan Management, LLC vs. Continental Beverage Brands Corporation.” In the Complaint, HTM alleged that, as a successor in interest to certain debts owed by the Company to its transfer Agent, which were purchased by HTM, HTM was entitled to damages in an amount exceeding $15,000.00 and “that a receiver be appointed pursuant to NRS S.32…to manage and control the business of…” the Company.

Thereafter, on or about January 2, 2019, the Court granted default judgment in favor of HTM, and as against the Company, ordering, among other things, that William Alessi (“Alessi”) be appointed receiver for the Company as a result of monies owed to HTM totaling $8,211.98, which the Court itemized, confirmed and approved as validly owing to HTM. In that same order, the Court deemed the case “closed.” In his capacity as receiver of the Company, Alessi was successful in reinstating the Company’s corporate status to “Active” with the State of Nevada, retained new accountants to prepare and file missing reports with OTC Markets, and filed the requisite Annual List with the State of Nevada on January 8, 2019, in which he appointed himself as sole officer and director of the Company.

On November 12, 2019, the Company received the resignation of Mr. Alessi, as the Company’s sole-officer and director. In connection therewith, on November 12, 2019, Mr. Alessi agreed to cancel, and return to authorized but unissued status, 8,211,980 shares of Company common stock, which shares were ultimately cancelled on March 20, 2020. Effective the same day, the Company appointed Andrew Gaudet (“Mr. Gaudet”) as the Company’s sole-officer and director.

On March 20, 2023, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”), by and among the Company, on one hand, and JT Technologies LLC (“JTLLC”) and Nitish Sharma, an individual and the sole managing member of JTLL (“Sharma”) on the other hand,(collectively, hereinafter referred to as the “Seller”). Whereby, the Company acquired various Big Data analytics related assets from the Seller for use in the gaming and gambling industry to analyze player behavior and fraud protection, among other similar information.

On September 18, 2023, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Gurneet Kaur (the “Ms. Kaur”), whereby Ms. Kaur has agreed to serve as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and as Chairman of the Company’s Board of Directors. The Employment Agreement is effective as of October 1, 2023, (the “Effective Date”) for a period of one (1) year. Under Ms. Kaur’s leadership the Company’s business focused on big data, developing certain analytics software for initial launch and use in the gaming and financial technology industries throughtwo operating subsidiaries, Blue Chip Technologies LLC, a Dubai limited liability company and Blue Chip Technologies LLC, a Wyoming limited liability company.

On September 18, 2023, the Company received notice of Mr. Gaudet’s resignation from  the positions of President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Secretary of the Company. Mr. Gaudet retained his position as a member of the Company’s Board of Directors.

On September 19, 2023, the Company appointed two independent directors to its Board, Mr. Sameer Kudsia and Mr. Navneet B. Tayal. Both will serve until the next annual meeting of the Company or until their respective successor is duly appointed.

Thereafter, on October 5, 2023, the Company appointed Mr. Gaudet to serve as the Company’s Chief Operating Officer to serve until the next annual meeting of the Company or until his respective successor is duly appointed.

On June 4, 2024, Sameer Kudsia resigned as an independent director. The resignation was not the result of any disagreements between Kudsia and the Company relating to the Company’s operations, policies, or practices.

On June 5, 2024, Ms. Kaur sold, by way of Stock Purchase Agreement (the “SPA”), 72,944,965 restricted shares of the Company’s common stock (the “Shares”) to Waqas Nakhwa (“Mr. Nakhwa”). As a result of this SPA, Nakhwa is now deemed our controlling shareholder by virtue of his purchase of the Shares and holds 66.53% of our total voting stock.

Additionally, on June 7, 2024, the Company received notice of resignation from Ms. Kaur from the positions of President, Chief Executive  Officer, Treasurer, Chief Financial Officer, Secretary and Director of the Company. Ms. Kaur’s resignation was not the result of any disagreements between Ms. Kaur and the Company relating to the Company’s operations, policies, or practices.

Effective immediately upon the resignation of Ms. Kaur, the Company’s Board of Directors (“Board of Directors”) appointed Mr. Nakhwa to serve as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors to serve until the next annual meeting of the Company or until his respective successor is duly appointed. Mr. Nakhwa accepted all such appointments, effective as of June 7, 2024.

On June 7, 2024, the Company appointed Mr. Vineet Jawa to serve as an independent member of the  Board of Directors to serve until the next annual meeting of the Company or until his respective successor is duly appointed. Mr. Jawa accepted all such appointments, effective as of June 7, 2024.

On June 9, 2024, the Company entered into an Asset  Transfer Agreement with Mr. Nakhwa pursuant to which Mr. Nakhwa assigned to the Company all of Mr. Nakhwa’s interest in Facial Recognition Technology (FRT) solutions and intellectual property associated therewith in exchange for $1.00.

On June 11, 2024, as a result of this change in management, the Company’s Board of Directors voted to (i) cease all prior operations of the Company involving big data analytics software for use in the gaming and financial technology industries, (ii) relinquish and disavow any and all interest in existing subsidiaries as of June 11, 2024 and (iii) amend the Company’s Articles of Incorporation to change the name of the Company to “Catalyst Crew Technologies Corp.” to more accurately reflect the Company’s new business direction.  The Company will endeavor to affect the name change in near future or at such time management deems the name change appropriate. In the interim period until we affect this proposed name change, we will be operating as “Catalyst Crew Technologies”.

Executive Summary

In June 2024, we determined the continuation of our big data analytics software should no longer be pursued and rather that the Company will pursue the development of the FRT intellectual property acquired from Mr. Nakhwa. As such, we are in the process of developing an innovative Facial Recognition Technology (FRT) solution that will address the complex ethical, normative, and operational challenges associated with its implementation. With the rapid adoption of FRT across various industries such as retail, ﬁnance, travel, hospitality, and criminal justice, there is a pressing need for comprehensive oversight and regulation to ensure its responsible use.

The Company’s mission is to harness the full potential of FRT to provide accurate and beneﬁcial information to companies, organizations, and society at large. By gathering precise data and conducting extensive research, the Company is committed to assessing the operational accuracy of FRT in real-world settings, thereby facilitating informed decision-making and regulatory compliance.

Our FRT technology enables trend research and forecasting, empowering customers to anticipate future trends and make well-informed decisions. With a focus on accuracy and improved services,  the company promotes reliable outcomes for its customers across various industries.

Moreover, we recognize our role as an essential component of both social development and individual lives. In addition to providing commercial services, the Company aims to contribute to diverse industries, including internet security, counterterrorism, national security, healthcare, retail, and hospitality. Emphasizing business and social responsibility, we will strive to innovate continuously to meet the evolving needs of society and individuals.

In summary we believe our FRT solution represents a signiﬁcant advancement in technology, offering accurate and reliable insights while prioritizing ethical considerations and regulatory compliance. As an integral component of social development and people's lives, we are is poised  to drive positive change and innovation across various industries.

Abstract

The implementation of facial recognition technology (FRT) presents signiﬁcant challenges regarding the place of technology in society. There should be a careful discussion of the complicated ethical and normative issues surrounding FRT's impact on speech, privacy, racial equity, and state authority. A key requirement that all proposed laws and regulations concerning FRT must meet is the evaluation and testing of operational performance—that is, the question of how well FRT functions in reality. This presents signiﬁcant difﬁculties considering the quick adoption of FRT in numerous new industries, including retail, ﬁnance, travel, hospitality and    criminal justice.

We will provide extensive details on facial recognition technology (FRT) as  well as recommendations based on science and research for assessing its  operational accuracy in real-world settings. This will be essential for oversight and regulation.

Our Mission

Our mission is to implement facial recognition technology to its fullest potential in order to give companies, organizations, and society the most  accurate and beneﬁcial information possible. We are committed to gathering and examining precise, pertinent, and perceptive data. Our powerful facial recognition technology allows us to provide trend research and forecasts, enabling our customers to anticipate future trends and make well-informed decisions.

We will strive to ensure that our customers obtain accurate and improved services and products. In order to assist everyone to beneﬁt from innovations  in technology and businesses prosper, we desire to be a trustworthy source of information.

Introduction

As the foundation of information technology in this century, artiﬁcial intelligence has been much anticipated as having the ability to change the  way society and the world are shaped. In contrast to the dark 1980s, everyone in society now understands the value of AI, and their trust in it has returned. Artiﬁcial intelligence (AI) machine learning enables systems to automatically learn from experience and get better at it without requiring it to be explicitly designed. The creation of computer programs that can access data and utilize it to learn for themselves. , without help or interference from humans, and adapt their activities accordingly  is the main goal of machine learning. The fact that there have been notable advancements in computer vision, natural language processing, and other ﬁelds is what is causing individuals to shift their opinions. Certain sophisticated algorithms are now competent enough to tackle issues outside of lab settings. They currently participate in reality and make choices on behalf of individuals.

Facial recognition technology which can be used to verify or identify an individual from a facial image—has become one of the most powerful biometric technologies in the past decade, being able to compare and analyze patterns based on an individual's facial characteristics to identify and validate a person. The market for this technology is anticipated to reach $7 billion in 2024 from $3.2 billion in 2019 thanks to advancements in machine learning and sensors that have led to improvements in facial recognition systems. In fact, the most effective face recognition systems currently easily exceed 95% accuracy, when in 2010 they only managed a respectable 72%.

Face recognition is a biometric technology that can be used to verify and uniquely identify an individual, as well as to establish their distinct identity. In order to create a faceprint—a collection of distinctive measurements of a face structure—that speciﬁcally identiﬁes a single person's unique face for identity and authentication purposes, it uses a computer program, also referred to as a facial recognition system, to extract a digital image from a picture, video frame, or 3D scan. Typically, facial feature matching with faceprints kept in database records is used for identiﬁcation, authentication and many more. Numerous uses for facial recognition technology exist in the ﬁelds of criminal investigations, surveillance, and access control. Additionally, it is used with additional biometric technologies to enhance security measures.

Current Status of the Global Facial Recognition Industry

The facial recognition industry is experiencing significant growth and is poised for further expansion. The global market for facial recognition was valued at $7.3 billion in 2023 and is expected to grow at a compound annual growth rate (CAGR) of 16.7% from 2024 to 2032 (sources: https://www.astuteanalytica.com/industry-report/facial-recognition-market and https://www.imarcgroup.com/facial-recognition-market). The key drivers of this growth include advancements in technology, increased demand for security and surveillance, and the rising use of mobile devices with facial recognition features.

Key Trends and Segments:

Technology: 3D facial recognition technology holds a dominant market share due to its accuracy and reliability, making it less susceptible to spoofing and effective in various lighting conditions. The facial analysis segment is also expected to grow rapidly, offering capabilities beyond identification, such as demographic and behavioral analysis for retail and security applications.

Applications: The primary applications of facial recognition technology include access control, security and surveillance, and customer engagement in retail. The access control segment leads the market, while security and surveillance are expected to see the fastest growth, driven by the need for real-time threat detection.

Industry Verticals: The technology is widely used across various sectors, including government, retail, banking, and healthcare. Government agencies are rapidly adopting facial recognition for border control and law enforcement, contributing to the highest growth in this sector.

Regional Insights: North America is the largest market for facial recognition, driven by technological advancements, significant investments in surveillance infrastructure, and high consumer acceptance of biometric technologies. Other regions, such as Asia-Pacific and Europe, are also experiencing robust growth.

Competitive Landscape

The industry is highly competitive, with key players including NEC Corporation, Microsoft, Thales, AWS, IDEMIA, and Aware, Inc. The competition is based on technological advancements, product features, and the ability to cater to diverse applications across different sectors.

Current Opportunities

As a newer entrant into the facial recognition market place, we believe we can compete by focusing on the following strategies:

Firstly, innovation in technology is crucial. Developing advanced 3D facial recognition systems is vital due to their accuracy and reliability under varying conditions, making them suitable for high-security applications. Additionally, investing in facial analysis technologies that extract demographic and behavioral data can be valuable for retail, security, and marketing applications.

Targeting niche markets can also provide a competitive edge. We will need to identify sectors where facial recognition offers significant advantages, such as healthcare for patient identification, education for secure access, and personalized retail experiences.

Ensuring compliance with global data privacy regulations and addressing ethical concerns will build trust with consumers and regulators, crucial for long-term success.

Forming strategic partnerships with key stakeholders, including government agencies, technology providers, and industry leaders, is essential. Collaborations can provide market access and credibility, and facilitate the development of comprehensive solutions that integrate seamlessly into existing systems.

We believe market opportunities are abundant, especially in government and security sectors. Governments are rapidly adopting facial recognition for border control, law enforcement, and public safety, driven by its efficiency in identifying individuals and enhancing security. The retail sector also presents significant opportunities, with facial recognition being used for personalized customer experiences, efficient loyalty programs, and theft prevention.

In conclusion, by focusing on technological innovation, targeting niche markets, ensuring compliance with ethical standards, and forming strategic partnerships, a new company can effectively compete in the rapidly growing facial recognition industry.

POTENTIAL PRODUCT APPLICATIONS OF FRT

As facial recognition system developers, we will integrate artificial intelligence (AI), computer vision, biometric analysis, and neural networks to create sophisticated and accurate facial recognition technologies. Here’s how each component is used and its potential implementation:

1. Artificial Intelligence (AI)

Machine Learning Algorithms: AI techniques, particularly machine learning, are used to train models to recognize and differentiate between faces. These models improve over time with more data.

Data Processing: AI helps in preprocessing facial images by detecting and aligning faces in different poses and lighting conditions.

Decision Making: AI systems can make decisions about the authenticity of a face or match based on confidence scores and thresholds.

2. Computer Vision

Image Processing: Computer vision techniques are used to preprocess images, such as resizing, normalization, and histogram equalization.

Feature Extraction: Methods like edge detection, corner detection, and keypoint extraction are employed to identify distinct facial features.

Face Detection: Algorithms like Haar cascades, Histogram of Oriented Gradients (HOG), and Single Shot Multibox Detector (SSD) are used to locate faces within an image.

3. Biometric Analysis

Unique Identifiers: Facial recognition systems analyze unique facial features such as the distance between the eyes, the shape of the cheekbones, and the contour of the lips.

Liveness Detection: Biometric analysis can help differentiate between real faces and photographs or videos, enhancing security.

Multimodal Biometrics: Combining facial recognition with other biometric modalities like fingerprint or iris recognition can increase accuracy and security.

4. Neural Networks

Convolutional Neural Networks (CNNs): CNNs are widely used for their ability to handle spatial hierarchies in images. They excel at tasks like image classification and feature extraction.

Deep Learning Models: Models like DeepFace, FaceNet, and VGG-Face are trained on large datasets to create highly accurate facial recognition systems.

Transfer Learning: Pre-trained neural networks can be fine-tuned with specific datasets to improve performance on particular tasks.

Integration Into Products & Technology

While we are in the development process, we intend to continue to develop our technology with a specific view towards integration into all, or some, of the following industry sectors. We believe that the adoption of FRT into more and more uses and segments of society will see the continued growth and expansion of the FRT sector. In the short term we are developing our technology for deployment in the following industry segments:

1. Mobile Devices: Facial recognition is used for unlocking devices, authorizing payments, and enhancing security features. Currently in the beta testing phase with an expected commercial launch in Q1 2025.

2. Surveillance Systems: AI-powered cameras and systems can identify and track individuals in real-time for security and monitoring purposes. Currently in the beta testing phase with an expected commercial launch in Q1 2025.

3. Retail and Marketing: Facial recognition helps in personalizing customer experiences, such as targeted advertising and loyalty programs. Designed for retail and customer analytics, in the prototype stage, targeting a Q3 2025 release.

4. Healthcare: It can be used for patient identification and monitoring. Tailored for healthcare applications, in early development, with a projected launch in Q2 2026.

5. Automotive: In-car facial recognition systems can enhance security and provide personalized settings for drivers. In concept stage, no clear timeline to project launch.

Development Process

·	Data Collection: Collecting a diverse and large dataset of facial images.
·	Model Training: Training models using AI and neural networks with the collected data.
·	Testing and Validation: Ensuring the system works accurately across different conditions and demographics.
·	Deployment: Integrating the trained models into products or systems.
·	Continuous Learning: Updating and retraining models with new data to improve performance.

By combining these technologies, we will create robust facial recognition systems capable of accurately identifying and verifying individuals under various conditions.

Technical Brief - Core Technologies

·

Artiﬁcial Intelligence (AI): The core of contemporary facial recognition systems is AI, speciﬁcally machine learning and deep learning algorithms. The system can learn from enormous volumes of data and get better over time because of these algorithms.

·

Computer vision: It is the branch of artiﬁcial intelligence that studies how computers can comprehend digital images or movies at a high level. It entails automatically extracting, analyzing, and comprehending relevant data from a single image or a series of photos.

·	Biometric Analysis: The statistical analysis of biological data, in this case the distinctive facial traits for facial identiﬁcation, is referred to as biometrics.
·	Neural Networks: Convolutional neural networks (CNNs) in particular are widely used for image recognition tasks and are essential to the facial recognition systems' feature extraction stage.

Together, these technologies form the bedrock of facial recognition systems,  allowing them to function with increasing levels of accuracy and reliability.

Facial recognition systems can use either a 2D/3D image or video feed to create a digital image, establish the faceprint, and identify a face by comparing its digital image with the faceprints in a database. Each face has multiple "landmarks," which the system would identify as "nodal points." There can be up to 80 of these spots on a human face. They stand for interesting regions on the face that the system gauges. These measures could include things like the space between the eyes, the breadth of the nose, the depth of the eye socket, and more. A faceprint containing these measures will be kept in a database. All of these measurements will be compared by the system when it scans a face to the faceprint records stored in the database. Facial recognition systems use an algorithm, such as the Facial Recognition Vendor Test, to determine if a match exists based on the "nodal points" on a person's face.

Typically, this technology operates in four stages.

Capture: During enrollment, the system takes a physical or behavioral sample.

Extraction: From the sample, distinct data is taken out and a template is made.

Comparison: A fresh sample and the template are compared after that.

Matching: The algorithm then determines whether or not the feature taken from the fresh sample matches.

Facial Recognition is Used to either identify people (Who you are?) or to verify people (Are you who you say you are?)The key terms utilized in face recognition are described below:

Face detection: A method of identifying a face or other region of interest from an input image or video feed.

·

Face image preprocessing: The information gathered facial image cannot be used as the ﬁnal input for face recognition directly since it may contain undesired information about the neck, ears, dressing accessories, and jewelry. This additional data could change each time and increases the chance of obtaining false characteristics for additional processing. Preprocessing is also done to improve the quality of the acquired image by applying different image processing techniques such as noise reduction, alignment, normalization, and standardization.

·

Feature extraction: The process of extracting the most crucial and signiﬁcant attributes from an object of interest is known as feature extraction. The object of interest is then converted into a one-dimensional vector, usually for maximum applicability. A feature of an object could be its shape, color, or texture.

·

Pattern matching/Feature classiﬁcation: By comparing the newly received image or video sequence to the template—a database image that has been stored—pattern matching creates a similarity score. Based on a similarity score, the extracted features, or patterns, are utilized to verify an individual's identity. Similarly, a claimed identity is  categorized as acceptable or not based on the threshold value.

Facial recognition not only identiﬁes people but it also identiﬁes gender, emotions, and mood.

Facial Recognition works in these contexts:

Identiﬁcation of Individuals

Facial recognition technology  uses biometric data to  identify and verify  individuals. This process involves several key steps:

·

Face Detection: The system detects a face within an image or video frame. This is typically done using algorithms like Haar Cascades or more modern deep learning methods such as Convolutional Neural Networks (CNNs).

·

Feature Extraction: Key features of the face, such as the distance between the eyes, the shape of the jawline, and the contour of the lips are extracted. This creates a unique digital representation of the face, often referred to as a "faceprint."

·	Comparison and Matching: The extracted features are compared against a database of known faces. The system calculates similarity scores to identify or verify the person.

Gender Identiﬁcation

Facial recognition systems can determine the gender of an individual by analyzing facial features. Key aspects include:

·

Dimorphism in Facial Features: Men and women typically have different facial structures, such as jawline, cheekbone prominence, and forehead shape. These differences are used to train machine learning models.

·	Training Data: Models are trained on large datasets containing images of faces labeled by gender. Deep learning techniques, particularly CNNs, are effective in recognizing subtle differences.
·	Real-time Analysis: The system can analyze live video feeds or static images to predict gender with high accuracy.

Emotion Detection

Emotion detection involves identifying the emotional state of a  person    based on their facial expressions. This process includes:

·	Facial Action Units: The system identiﬁes speciﬁc facial muscle movements known as action units (AUs). These are standardized movements that correspond to various expressions.
·	Emotion Recognition Models: Machine learning models are trained to map combinations of AUs to speciﬁc emotions such as happiness, sadness, anger, surprise, fear, and disgust.
·	Dynamic Analysis: Real-time video analysis allows the system to track changes in facial expressions, providing continuous emotion detection.

Age Estimation

Facial recognition systems can estimate a person's age by analyzing facial  features and skin texture. The process involves:

·	Facial Features and Aging Markers: The system identiﬁes features such as wrinkles, ﬁne lines, skin elasticity, and changes in bone structure. These aging markers are crucial for estimating age.
·	Training Data: Machine learning models are trained on large datasets that include faces labeled with age information. This helps the models learn the correlation between facial features and age.
·

Deep Learning Techniques: Convolutional Neural Networks (CNNs) and other deep learning models are effective in capturing age-related features. Age estimation models can predict age ranges (e.g., 20-25 years) rather than exact ages for higher accuracy.

·	Real-time Analysis: Similar to gender identiﬁcation, age estimation can be done in real-time using video feeds or static images.

Ethnicity Detection

Facial recognition technology can also identify the ethnicity of an individual by analyzing speciﬁc facial characteristics that vary among different ethnic groups. Key aspects include:

·	Ethnic Traits: Different ethnic groups have distinctive facial traits, such as eye shape, nose structure, skin tone, and lip size. These traits are used to classify ethnicity.
·	Training on Diverse Datasets: Models are trained on datasets containing images from various ethnic groups, ensuring they can recognize and differentiate between them.
·	Multiclass Classiﬁcation: The system uses multiclass classiﬁcation techniques to categorize faces into different ethnic groups such as Caucasian, African, Asian, Hispanic, and others.
·

Accuracy and Bias Mitigation: Ensuring high accuracy requires diverse and representative training data. Addressing potential biases in the data is crucial to prevent unfair or inaccurate classiﬁcations.

Facial Recognition Market Segmentation

Based on types:

·	2D Facial Recognition
·	3D Facial Recognition
·	Thermal Face Recognition

Based on applications:

·	Emotion Recognition
·	Attendance Tracking and Monitoring
·	Access Control
·	Retail
·	Hospitality
·	Law Enforcement
·	Other

System Architecture

14

Demand of contactless solution

The rapid evolution of technology in recent times has resulted in an increased need for contactless solutions in numerous industries. Meanwhile, the market for facial recognition has grown signiﬁcantly, propelled by developments in machine learning algorithms and artiﬁcial intelligence (AI). The growing demand for safety and cleanliness, especially in the wake of the    COVID-19 pandemic, is reﬂected in the emergence of contactless solutions. In public areas, workplaces, and other settings, contactless technologies help to decrease physical touch and lower the danger of viral transmission. These solutions, which range from contactless access control systems to contactless payments, are becoming essential resources for upholding hygiene standards.

The rise of facial recognition technology can be attributable to its capacity to offer secure and practical means of authentication. These technologies securely identify people and provide access to a range of services and facilities by examining distinctive facial traits. The widespread use of facial recognition technology in a variety of sectors, such as banking, retail, healthcare, and transportation, has been fueled by its ease of use and ability to improve security. This has contributed to the expansion of the facial recognition market. Applications like contactless payment authentication and undetectable access control explicitly show the cooperation between contactless solutions and facial recognition.

Facial Recognition Segmentation

Our facial recognition software is in line with technologies like 3D, 2D facial recognition, and facial analytics. Below is a summary providing for applications, market trends, inﬂuencing factors, and growth data of the software by end-users, such as security and law enforcement, healthcare, retail, and other end users.

SEGMENTS	COMPONENTS
By Technology	3D Facial Recognition 2D Facial Recognition Facial Analytics
By Application	Access Control Security and Surveillance Other Applications
By End User	Security and Law Enforcement Healthcare Retail and E-commerce BFSI Automobile and Transportation Telecom and IT Media and Entertainment Other End Users
By Geography

Asia Paciﬁc (China, South Korea, Japan, India, Australia, Indonesia, Malaysia, Vietnam, Taiwan, Bangladesh, Pakistan and Rest of APAC)

Europe (UK, France, Germany, Italy, Spain, Sweden, Austria and Rest of Europe)

North America (United States, Canada and Mexico)

Middle East and Africa (South Africa, GCC, Egypt, Nigeria and Rest of ME&A)

South America (Brazil, Argentina Rest of South America)

Highlights

·	The 3D segment holds a signiﬁcant share of the technology segment.
·	Access control dominates the application segment.
·	Retail and E-commerce segment holds a signiﬁcant share of the end-use segment.
·	North America is the highest shareholder in the global market.

Global Comparison

How Face Recognition Works

Once it detects a face, a face recognition system determines the head’s position, size, pose, and unique characteristics. Every face has numerous, distinguishable landmarks — the different peaks and valleys that make up facial features. These landmarks are called nodal points. Each human face has approximately 80 nodal points. Some of the nodal points measured by the software include:

·	Distance between the eyes
·	Width of the nose
·	Depth of the eye sockets
·	The shape of the cheekbones
·	The length of the jaw line

NODAL POINTS

Facial Recognition Liveness Detection

Liveness detection in biometric authentication ensures that the biometric sample originated from a real person and isn't a photo, video, or other fraudulent representation, hence thwarting spooﬁng attempts. The program aims to improve the security and precision of biometric authentication techniques, which use a person's distinct physical traits, such as their voice, iris, ﬁngerprints, or face, to identify them. If there were no liveness detection in place, a fraudster may obtain sensitive data.

How Liveness Detection Works?

Face recognition: To determine whether the face being displayed is that of a living individual, a liveness recognition algorithm examines reﬂections, motions, and facial expressions.

Motion detection: This technique looks at a subject's actions in front of the camera to identify vital signs like breathing or blinking.

Challenge-response: In order to determine whether the user's response is compatible with that of a living person, this technique entails posing a challenge to them, such as asking them to blink or move their head in a particular way.

Beneﬁts Of Facial Recognition Liveness Detection

Improved Accuracy: Liveness detection algorithms prevent false positives and reduce fraudulent activity, improving facial recognition accuracy.

Enhanced Security: Liveness detection ensures that only real people can be identiﬁed, preventing attempts to bypass facial recognition systems using fake images or videos.

Cost Effective: Liveness detection technology can be integrated with existing facial recognition systems, reducing the cost of implementing new authentication methods.

Fraud Prevention: The use of liveness detection prevents the use of stolen or fake identities during online banking, e-commerce, and border control applications.

Privacy Protection: Liveness detection safeguards personal biometric data from theft by detecting fake images or videos, preventing unauthorized access and protecting against identity theft.

Ease of Use: A liveness detection system is easy to use and does not require any additional input from the user. It automatically detects and authenticates the presence of a live person.

Product Development – Open Source Software

We are developing and creating our facial recognition algorithms using open-source software by leveraging existing libraries, frameworks, and tools. Open source software (OSS) is software that is distributed with its source code, allowing anyone to view, modify, and distribute the code. This approach fosters collaboration, transparency, and innovation, as it enables developers from around the world to contribute to the software's improvement and evolution. OSS is often available for free, reducing the cost of software development and usage. It provides users with the freedom to customize the software to meet their specific needs, promoting flexibility and adaptability. Additionally, the open nature of OSS allows for extensive peer review, which can enhance security and quality by identifying and fixing vulnerabilities more rapidly than in closed-source software. Common examples of OSS include the Linux operating system, the Apache web server, and the Python programming language. OSS is typically licensed under specific open-source licenses, such as the MIT License, GNU General Public License (GPL), or Apache License, which define how the software can be used, modified, and shared. These licenses aim to ensure that the software remains free and open for future users and developers. It provides users with greater control, flexibility, and potential cost savings compared to proprietary software.

We have identified what we believe to be the central process in the development of our intend products and the algorithms underlying the technology.

1. Open Source Solutions - Several open-source libraries and frameworks are available for developing facial recognition algorithms, we have identified and continually evaluate the effectiveness and ease of application of the following:

·	OpenCV: An open-source computer vision library that provides tools for image processing and machine learning.
·	Dlib: A toolkit that contains machine learning algorithms and tools for creating complex software. It's particularly well-known for its face detection and recognition capabilities.
·	TensorFlow and Keras: Open-source deep learning frameworks that allow developers to build and train neural networks.
·	PyTorch: Another deep learning framework that is popular for its flexibility and ease of use.

2. Data Collection and Preparation –

·	Gathering Data: We need a diverse and large dataset of facial images for training their models. Datasets like LFW (Labeled Faces in the Wild), CelebA, and VGGFace2 are commonly used.
·	Preprocessing: Preprocessing steps include resizing images, normalizing pixel values, and augmenting the data to increase the variety (e.g., rotating, flipping, and adjusting brightness).

3. Building and Training Models –

·	Feature Extraction: Using libraries like OpenCV and Dlib, developers extract features from facial images. This step involves detecting key points (e.g., eyes, nose, mouth) and calculating descriptors.
·	Model Architecture: With frameworks like TensorFlow, Keras, and PyTorch, developers design neural network architectures. Convolutional Neural Networks (CNNs) are commonly used for image-related tasks.
·

Training: Training the model involves feeding the preprocessed data into the neural network and using optimization algorithms to minimize error. This step can be computationally intensive, often requiring GPUs.

4. Evaluating and Tuning the Model –

·	Validation: Using a separate validation dataset, developers evaluate the model’s performance. Metrics like accuracy, precision, recall, and F1-score are used to measure effectiveness.
·	Hyperparameter Tuning: Adjusting parameters such as learning rate, batch size, and network depth to improve performance.

5. Implementation and Optimization –

·	Integration: Integrating the trained model into an application or system. This might involve using APIs or embedding the model into mobile or web applications.
·	Optimization: Improving the model’s efficiency for real-time applications. Techniques include model pruning, quantization, and using optimized libraries like TensorRT.

6. Testing and Deployment –

·	Testing: Ensuring the system performs well under various conditions and scenarios. This includes testing for different lighting conditions, angles, and facial expressions.
·

Deployment: Deploying the system on the desired platform. For web applications, this might involve using frameworks like Flask or Django to create REST APIs. For mobile applications, models can be integrated using libraries like TensorFlow Lite or Core ML.

By leveraging these open-source tools and following a structured workflow, we can create powerful facial recognition algorithms that can be integrated into various applications and technologies.

Risks Associated with Open Source Software

Using open source software (OSS) in product development offers numerous advantages, but it also comes with several risks that need to be carefully managed. One significant risk is security vulnerabilities. Since the source code is publicly accessible, it can be scrutinized not only by developers who aim to improve it but also by malicious actors seeking to exploit weaknesses. If these vulnerabilities are not promptly identified and patched, they can pose serious security threats to the products incorporating the OSS. Another concern is the lack of guaranteed support and updates. Unlike proprietary software, where vendors typically provide dedicated support and regular updates, OSS relies on community contributions, which can be inconsistent. This can lead to situations where critical bugs or vulnerabilities remain unaddressed for extended periods.

Additionally, legal risks arise from the various licensing requirements of OSS. Some licenses, like the GNU General Public License (GPL), mandate that any derivative works also be open-sourced, which might conflict with a company's business model or proprietary interests. Failing to comply with these licensing terms can result in legal disputes and potential financial penalties. There's also the risk of poor-quality code or insufficient documentation. While many OSS projects are robust and well-maintained, others might be poorly documented, inadequately tested, or lacking comprehensive functionality, leading to integration challenges and increased development time. Lastly, OSS can introduce compatibility and maintenance issues. Integrating OSS into a larger project might result in dependencies on external libraries or tools that may not be compatible with future technologies or standards, thereby complicating long-term maintenance and scalability of the product.

Therefore, while OSS can significantly accelerate product development and reduce costs, these risks necessitate a thorough evaluation of the software, careful attention to licensing, and a robust strategy for ongoing maintenance and support.

SWOT Analysis

The following SWOT Analysis outlines the advantages and disadvantages a facial detection and recognition system can bring.

Strengths

Speed Compared to Other Biometrics:

o	Facial recognition can be faster than other biometric authentication methods such as ﬁngerprint or iris scanning. This speed can enhance user convenience and efﬁciency in various applications.

Availability of APIs and SDKs:

o

There are numerous APIs (Application Programming Interfaces) and SDKs (Software Development Kits) available online, making it easier for developers to build and integrate facial recognition systems into their applications. These tools provide pre-built functionalities that reduce development time and complexity.

Intruder Detection:

o

Facial recognition systems can easily detect and identify intruders, enhancing security in both public and private spaces. This capability is valuable in security surveillance and access control systems.

Manual Veriﬁcation:

o	Footage from facial recognition systems can be recorded and stored, allowing for manual review and veriﬁcation if necessary. This feature adds an extra layer of security and accountability.

Detection of Emotions and Other Facial Details:

o

Advanced facial recognition systems can detect emotions, eye color, hair color, and other facial details. This capability can be useful in applications such as marketing, healthcare, and customer service, where understanding a person's emotional state or physical characteristics can provide valuable insights.

Weaknesses

Accuracy Issues:

o

Facial recognition is not as accurate as some other biometric authentication methods. Factors such as lighting conditions, image quality, and the angle of the face can impact the accuracy of the system.

Dependence on Image Quality and Pose:

o

The effectiveness of facial recognition systems depends signiﬁcantly on the quality of the images or videos used. Poor lighting, low resolution, and non-frontal poses can reduce accuracy and reliability.

Impact of Accessories:

o

Accessories like glasses, hats, or masks can obscure facial features, negatively impacting the system's ability to accurately recognize faces. This limitation can be exploited by individuals trying to avoid detection.

Slower Without Live Video:

o

The system can be slow if it relies solely on static images rather than live video footage. Live video allows for continuous monitoring and quicker identiﬁcation, whereas static images may require more processing time.

Opportunities

Enhanced Attendance Systems:

o

Facial recognition can streamline and speed up the process of checking attendance in schools, workplaces, and other institutions. Automated attendance systems reduce the need for manual record-keeping and minimize errors.

Improving Reliability and Accuracy:

o

Ongoing advancements in technology are making facial recognition systems more reliable and accurate. Continued improvements in AI and machine learning algorithms are expected to further enhance these systems' performance.

Ease of Implementation:

o

The availability of advanced technology and tools makes it easier to implement facial recognition systems. Businesses and organizations can integrate these systems with minimal technical barriers, leveraging existing infrastructure and resources.

Enhanced Security:

o

Facial recognition systems offer robust protection against intruders by providing a reliable method of identity veriﬁcation. This capability is valuable in securing sensitive areas and protecting assets.

Threats

Competition from Other Biometrics:

o

Other biometric authentication methods, such as ﬁngerprint and iris scanning, can be more accurate and reliable than facial recognition. These alternatives may be preferred in scenarios where high accuracy is critical.

Abuse by Intruders:

o

Intruders can exploit weaknesses in the system by using accessories to hide their identity. This vulnerability poses a signiﬁcant threat to the effectiveness of facial recognition in security applications.

Dependency on Live Video:

o	To maintain high speed and accuracy, facial recognition systems often require live video footage. This dependency can be a limitation in environments where live video is not feasible or practical.

Target audience

By End-User

·	Businesses -B2B
·	Individuals -B2C

B2B target audience

·	Retail and Commercial Banks
·	Hospitality
·	Banking, Financial Services and Insurance (BFSI)
·	Public transportation and airports
·	Healthcare facilities
·	Smart ofﬁces

Potential Deployment Industry Sectors

Use Cases

The current state of Facial Recognition

Facial recognition no longer exists in only science ﬁction. It has been integrated within our lives for a while —especially through our mobile phones. According to Counterpoint Technology Market Research, 64% of shipped smartphones worldwide will have facial recognition technology this year. 42.5% of smartphone, tablet, and computer users engage with facial recognition technology. They use it to unlock their devices as a form of authentication. Following that is using biometrics for banking access at 17.7%. Buying digital goods rests at 11.2%

Facial Recognition for RETAIL INDUSTRY:

Face recognition technology is now absolutely required to increase security and satisfy changing retail business requirements. By implementing the following strategies into effect, both large and small retailers can provide their consumers with improved service by utilizing facial veriﬁcation systems.

Identifying Moods and Mind States

Shopping patterns vary between distressed and non-depressed people. By carefully examining each subject's facial expressions, Facial Emotion Recognition (FER) software can be utilized to ascertain the subjects' emotional state or mood. Microexpressions fall within this category.

This technology can be used in a physical store to ﬁnd out how customers feel when they walk in or see particular items. This enables you to obtain practical CRM data instantly.

When arrangement is obtained, FER can also be utilized in research surveys to measure participants' emotional responses to certain images or objects.

Recognizing Loyal Clients

Facial recognition software can be used by physical stores to identify devoted or regular consumers. Then, you could promote loyalty programs to them using this information. Additionally, facial recognition can be utilized to ascertain the typical customer's demographics. You may then utilize this      to guide your marketing tactics. Facial recognition may provide you with a wealth of information on which groups visit certain stores, whether you're seeking to draw in more members of that demographic or customers from other groups.

Connect the Digital and Real Worlds

This connects the previous two ideas. The distinction between the actual and digital worlds is already starting to blur because of technologies like the Internet of Things (IoT) and the Metaverse. Companies that construct metaverses are at the forefront of developing immersive online environments that have the potential to completely transform targeted advertising in the future. Software for facial recognition may identify faces and link them to publicly accessible data. This might be your email address or any of your social network accounts—Facebook, Instagram, X (fka Twitter), LinkedIn, and so on.

Shops, ﬁtness centers, and nightclubs can use this feature to have your Instagram account automatically tagged whenever one of their in-house cameras or photographers takes and posts a picture of you.

Interacting in Interactive Marketing

Targeted advertisements can be displayed on advertising screens with facial recognition software based on the age or facial expressions of the people they view. A subject's eyes or facial expressions may be used to interact with  an interface on an advertisement screen that tells a story or video.

Cardless Payment

For customers who have opted-in, POS systems and self-checkout kiosks  equipped with facial recognition technology can offer a safe, cardless, and  completely contactless payment method. Alternatively, for signiﬁcant purchases, it can be used for dual authentication alongside a credit card or ofﬁcial ID. Additionally, it may be used anywhere—in fast food restaurants, grocery stores, and employee cafeterias, among other places.

Companies that run loyalty programs can use this technology by asking customers to opt-in with a photo of themselves and installing a face recognition SDK in their point-of-sale system.

Facial Recognition for Hospitality

Hotels can use facial recognition to identify top-tier loyalty members the moment they walk through the door. A system alert notiﬁes staff to provide tailored assistance based on known preferences, such as a quiet room on the top ﬂoor, extra pillows, or even a preset room temperature.

Personalized recommendations for local activities based on saved information and preferences can be shown on an interactive sign with facial recognition technology, which can also show guests who have opted in their directions to their rooms. By integrating advanced facial recognition technology, we ensure that the process is easy but also  highly secure. Here’s how it works:

Facial Recognition Technology:

·	Live Image Capture: During the check-in and check-out process, our system captures a live image of the user.

·

KYC Process: The captured image is cross-checked with the photo on the user’s identiﬁcation document. This ensures precise and secure identity veriﬁcation, fulﬁlling the KYC (Know Your Customer) requirements efﬁciently.

Enhanced Security:

·	Our facial recognition technology adds an extra layer of security, ensuring that only veriﬁed guests can check in and check out. This reduces the risk of identity fraud and enhances overall safety.

Improved Guest Experience:

·	By streamlining the check-in and check-out process, guests can enjoy a hassle-free experience, minimizing wait times and providing a smooth transition from arrival to departure.

Operational Efﬁciency:

·

Automating the KYC process with facial recognition not only speeds up the check-in/check-out process but also reduces the administrative burden on hotel staff, allowing them to focus on providing exceptional service.

Facial Recognition for Fintech

Know Your Customer (KYC) is a globally regulated ﬁnancial services practice. Financial institutions must conﬁrm the legitimacy, appropriateness, and risk characteristics of everyone involved in their commercial dealings, including their clients.

Recognizing money-laundering schemes requires knowledge of KYC. By examining and conﬁrming state-issued documents, like a driver's license or passport, and cross-referencing with secondary documents, banks, ﬁnancial institutions, and insurance ﬁrms conﬁrm the identiﬁcation of their clients.   KYC procedures limit access to regulated goods and services and aid in the prevention of fraud and identity theft. For instance, when a customer tries to buy smokes or alcohol from an automated vending machine, they can verify their age.

Traditional KYC procedures can be strengthened and made more effective with the help of facial recognition technology. By digitizing the entire process and allowing customers to complete it themselves from any location using a PC or mobile device, it also opens up a wide range of online ﬁnancial services. Electronic Know Your Customer is achieved by integrating facial recognition into the KYC procedure (eKYC). eKYC is a completely digital, remote process that is a new development in ﬁnancial technology. Before allowing access to services and goods, it employs facial recognition technology to compare a live face capture to an ofﬁcial ID that has previously been scanned or is on ﬁle, thereby verifying the person's identity.

Here are examples, among many, illustrating the use of Facial recognition for eKYC.

·	Opening a bank account
·	Cardless ATM transactions
·	Opening an investment account or applying for an insurance policy

Facial Recognition for Access control

Access control refers to the deliberate limitation of access to particular locations or resources. Let's examine the following instances to show how facial recognition might improve access control:

Access control systems for commercial and residential facilities

In order to allow access to pre-registered guests, authorized employees, and family members and to deny entry to unauthorized individuals, facial recognition is commonly utilized in both residential and commercial settings. Some examples  are:

·	Business facilities' entrances for employees and guests
·	Smart locks for both home and commercial spaces
·	Smart lifts for both business and residences

Access control systems for airports

Passenger boarding is one of the numerous points of congestion in air travel, and customs and immigration screening is one of the least relaxing moments for any travelers. Travelers can now take advantage of facial recognition technology in airport self-service kiosks and access control gates for the following procedures:

·	passengers and ﬂight attendants boarding
·	control of immigration
·	access restrictions according to security clearance

Access control systems for restricted resources

Access control systems for equipment and resources that are restricted There is an abundance of specialized apparatus and equipment in research centers, hospitals, industries, warehouses, mining, and agriculture that need tight access control, operational management, tracking, and reporting. Access to equipment and resources that are restricted can be kept safe with the help of facial recognition technology. Here are a few instances:

·	smart medicine cabinets
·	costly equipment requiring specialized knowledge
·	Information Systems for Vehicle Inspection

Facial Recognition for Smart Ofﬁces (Time and Attendance)

Traditional time and attendance systems require employees to use physical identiﬁcation (e.g., badges), personal information (e.g., pin codes), and even biometrics (e.g. ﬁngerprints) to clock in and out. However, because employees may inadvertently misplace badges or disclose pin codes, the ﬁrst two systems carry a higher danger of impersonation and buddy punching. Although ﬁngerprints are unique and non-transferable, they also needlessly increase the number of points of contact and, thus, the risk of germ transmission.

There are several reasons why facial recognition technology is the best choice:

·	It is contactless. Reduced risk of bacterial and viral transmission occurs when workers make less physical contact with any surface. As a result, keeping a healthy workplace will be simpler for you.
·	Every camera is supported. They are compatible with both 2D and 3D facial recognition engines, regardless of whether your system has cameras now or you intend to integrate them.
·

Employees can easily enroll with a photo. Employee photo databases are maintained by facial recognition systems. Simply take or submit a photo, and the system uses a face search to validate the employee's identiﬁcation as they clock in or out.

·

It prevents spooﬁng. The latest system protects against biometric fraud, which happens when someone poses as someone else and holds their photo or video in front of the camera, either for impersonation or buddy punching purposes.

·	It is accurate. Facial recognition engines provide up to 99.83% accuracy when performing face searches.

What the Future Holds?

The future of facial recognition technology is bright. Security and surveillances are the major segments which will be deeply inﬂuenced. Other areas that are now welcoming it with open arms are private industries, public buildings, and schools. It is estimated that it will also be adopted by retailers and banking systems in coming years to keep fraud in debit/credit card purchases and payment especially the ones that are online.

This technology would ﬁll in the loopholes of the largely prevalent inadequate password system. In the long run, robots using facial recognition technology may also come to foray. They can be helpful in completing the tasks that are impractical or difﬁcult for human beings to complete.

Conclusion and Future Scope

Government/ Identity Management: Face recognition systems are being used by governments all over the world to identify citizens. With 117 million+ face images, America possesses one of the largest worldwide face databases.

Emotion & Sentiment Analysis: We are getting closer to automated psychological assessment technologies thanks to facial detection and recognition. Systems nowadays are able to assess the exact emotions frame by frame in order to assess an individual's mind.

Authentication systems: Facial recognition is used by a number of technologies, including mobile phones and ATMs, to speed up and simplify the veriﬁcation process.

Full Automation: Because facial recognition technology requires little to no effort for veriﬁcation, it helps us become entirely automated.

High Accuracy: In the modern era, facial recognition and detection algorithms have greatly reduced false acceptance rates, achieved very high accuracy, and can be taught with relatively minimal data sets.

EMPLOYEES

We have 3 full-time employees and utilize approximately 10 independent contractors for development services of our FRT.

AVAILABLE INFORMATION

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

RISKS RELATED TO OUR COMPANY

We are a recently re-organized development stage company but have not yet commenced operations in our business. We expect to incur operating losses in the foreseeable future.

We were incorporated on September 11, 2008, and ceased all operations in 2016. To date, the Company has been involved primarily in re-organization activities. Until March 20, 2023, we had limited to no operations, and we have only recently commenced our business operations, including a shift in focus from Big Data to FRT in June 2024 Accordingly, we have no way to evaluate the likelihood that our business will be successful. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we may undertake in the future. These potential problems include, but are not limited to, unanticipated problems relating to the market acceptance of our business, developing relationship with suppliers, distribution and challenges, and additional costs and expenses that may exceed current estimates. Prior to the time that we are ready to market and distribute our prospective product line, we anticipate that the Company will incur increased operating expenses without realizing any revenues. We expect to incur significant losses in the foreseeable future and recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no operating history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our yet to be determined acquisition of business or assets and subsequent business operations will most likely fail.

We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception and there is no guarantee that our subsequent operations will be profitable in the future.  Subsequently, you could lose your entire investment.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent accountant’s audit report states that we have incurred only losses since our inception, raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. There can be no assurance that we will be able to raise any additional funds, neither are we able to raise additional funds, nor that such funds will be in the amounts required or on terms favorable to us.

Our current president and chief executive officer may have other business interests.

Mr. Waqas Nakhwa, our President and Chief Executive Officer, currently devotes approximately 30+ hours per week. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Nakhwa to our company could negatively impact our business development.

Our officers and directors control approximately 66.53% of the Company, giving them significant voting power, which allows them to take actions that may not be in the best interest of all other shareholders.

Mr. Nakhwa, our President, Chief Executive Officer, and a member of our Board of Directors, owns approximately 66.5% of our current outstanding shares of common stock. Accordingly, he is able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. He may also be able to determine their compensation. Mr. Nakhwa also has significant influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval. This includes mergers and acquisitions, consolidations, and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. In addition to his stock ownership, he is key to our operations and will have significant influence regarding our daily operation decisions. This concentration of ownership and influence over our decision-making may also discourage, delay, or prevent a change in control of the Company, which could deprive our other shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might reduce the price of our common stock.

We have requirements for and there is an uncertainty of access to additional capital.

Ultimately, our ability to continue our business operations depends in part on our ability to obtain financing through debt financing, equity financing, or commence operations and generate revenues or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

We have no cash flow from operations and depend on equity financing and shareholder loans for our operations.

Our current operating funds are less than necessary to complete our intended plan of operations. We will need additional funds. Our failure to obtain such additional financing could result in delay or indefinite postponement of further of any subsequent operations which would have a material adverse effect on our business.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: our ability to generate enough working capital from future sales; the level of commercial acceptance by the public of the services/products we may develop; fluctuations in the demands of any products; the amount and timing operating costs and capital expenditures relating to expansion of subsequent business, operations, infrastructure, and general economic conditions. If realized, any of these factors could have a material effect on our business, financial condition, and operating results.

RISKS RELATED TO OUR INDUSTRY

The facial recognition industry is intensely competitive and evolving, and competitive pressures could adversely affect our pricing practices or demand for our offerings and services.

We operate in the intensely competitive industry, which is characterized by rapidly changing technology, evolving industry standards and models for consuming and delivering business and services, frequent new product introductions, and frequent price and cost reductions. In general, as a participant in the facial recognition market, we face:

·	Changes in social and market views on whether FRT should be widely used;
·	Changes in customer spending preferences and other shifts in market demands, which drive changes in the Company’s competition;
·	Changes in pricing, marketing, and product strategies, such as potential aggressive price discounting and the use of different pricing models by our competitors;
·	Rapid changes in technology and capabilities that challenge our ability to maintain differentiation from competitors;
·	New and emerging technologies, competitors, and business models;
·	Continued emergence of AI, biometric and FRT solutions that rival current technology offerings;
·	Changing competitive requirements and deliverables in developing and emerging markets; and,
·	Continuing trend toward consolidation of companies, which could adversely affect our ability to compete, including if our key partners merge or partner with our competitors.

We may face competition from larger, more well-established competitors, which are well-capitalized companies with widespread distribution, brand recognition and penetration of platforms and service offerings. Our competitors include companies like Cognitec Systems, iProov, and Oosto, as well as Amazon, Microsoft, and McAfee. The significant purchasing and market power of these larger competitors, which have greater financial resources than we do, could allow them to surpass our market penetration and marketing efforts to promote and sell their offerings and services. In addition, many other companies participate in specific areas of our business, such as artificial intelligence, computer vision, biometric analysis, and neural networks . In some cases, we may partner with a company in one area of our business and compete with them in another. In delivering our FRT products to certain of our customers, we may partner with Amazon, Google, or Microsoft. The status of our business relationships with these companies can influence our ability to compete for opportunities. In addition, we see additional competition from both established and emerging vendors and providers. Failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate additional revenues or sustain existing revenue levels.

Privacy concerns, evolving regulation of artificial intelligence, facial recognition and use of biometrics, and other domestic or foreign regulations may limit the use and adoption of our solutions and services and adversely affect our business.

Regulation related to the provision of services over involving AI, facial recognition and use of biometrics is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer, and use of data. In some cases, new data privacy laws and regulations , such as the European Union’s General Data Protection Regulation that took effect in May 2018, the California Consumer Privacy Act, which took effect in January 2020, and an amended Act on the Protection of Personal Information in Japan, which took effect 2022, may impose new obligations on many of our customers, as well as directly on the Company as both a data controller and a data processor of human images and personal identifying information. These new laws may require us to make changes to our services and solutions to and/for our customers to comply with the new legal requirements and may also increase our potential liability exposure through higher potential penalties for non-compliance. ] These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services and solutions, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data. In some cases, this could impact our ability to offer our services and solutions in certain locations or our customers' ability to deploy our solutions globally. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with and other burdens imposed by privacy laws, regulations and standards may limit the use and adoption of ,as well as  reduce overall demand for our services and solutions, thereby,making it more difficult to meet expectations from or commitments to customers.  This could lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services and solutions globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as related International Organization for Standardization standards. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our services and solutions effectively.

We will need continual development of our products to adapt to rapidly changing technology and consumer demands.

We will face intense competition in the marketplace and will be confronted by rapidly changing technology, evolving industry standards, and consumer preferences, regulatory changes, and the frequent introduction of new solutions by our competitors that we must adapt and respond to. We need to continuously update our technology we develop, including our machine learning and other proprietary algorithms, in order to attract and keep new clients and to stay in front of evolving industry standards and regulatory requirements. Our failure to adapt to a rapidly changing market conditions and accepted technology advances would adversely affect our business.

Our software is highly complex and may contain undetected errors.

The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We anticipate relying heavily on a software engineering practice known as “continuous deployment,” meaning that we may release software code many times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of members, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.

We are subject to the terms of open-source licenses because our technology will incorporate open-source software.

The software powering our marketplace incorporates software covered by open-source licenses. In addition, we will likely regularly contribute source code to open-source software projects and release internal software projects under open-source licenses, and we anticipate doing so in the future. The terms of many open-source licenses have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our marketplace. Under certain open-source licenses, we could be required to publicly release the source code of our software or to make our software available under open-source licenses. To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. In addition, use of open-source software can lead to greater risks than use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the origin of the software. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Additionally, because any software source code we contribute to open-source projects is publicly available, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial condition, and results of operations.

We may be unable to protect our intellectual property adequately.

Our intellectual property is an essential asset of our business. To establish and protect our intellectual property rights, we rely on a combination of trade secret, copyright, trademark and, to a lesser extent, patent laws, as well as confidentiality procedures and contractual provisions. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights or the majority of our trademarks, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. In addition, our copyrights, and trademarks, whether or not registered, and patents, may be held invalid or unenforceable if challenged. To the extent we do seek patent protection, any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies. In addition, we may not be effective in policing unauthorized use of our intellectual property. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed.

We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies in the future.

Companies within the technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Any intellectual property claims against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.

In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

Ethical Use of AI in Facial Recognition.

The deployment of artificial intelligence, particularly in facial recognition technologies, presents significant ethical challenges that may adversely impact our operations and reputation. Key concerns include the potential for algorithmic bias, which can lead to inaccurate identification or profiling of individuals based on race, gender, or socioeconomic status. Such biases not only compromise the integrity of our technology but can also result in harmful societal consequences, including discrimination and wrongful arrests.

Additionally, the use of facial recognition raises serious privacy issues. Public and governmental scrutiny regarding surveillance practices has intensified, and improper use of our technology could lead to allegations of infringing on individual privacy rights. This may result in increased regulatory oversight and potential legal challenges, which could impose significant operational burdens and costs.

Moreover, failure to implement robust ethical guidelines and transparency in our AI practices could lead to reputational damage. Negative media coverage or backlash from civil rights organizations may erode consumer trust and confidence in our brand, ultimately affecting our market position and financial performance.

As we navigate these ethical considerations, any missteps in the responsible deployment of facial recognition technology could have lasting repercussions, including loss of partnerships, diminished market share, and potential fines or sanctions from regulatory bodies.

Risk of Racial Bias in AI and Biometric Technology.

The integration of artificial intelligence and biometric technology in facial recognition systems carries the inherent risk of racial bias, which may lead to significant ethical and operational challenges. Research has shown that AI algorithms can exhibit disparities in accuracy based on race and ethnicity, potentially resulting in higher rates of false positives or negatives for certain demographic groups. Such biases not only undermine the reliability of our technology but can also perpetuate systemic discrimination and harm marginalized communities. Failure to address these biases may expose us to reputational damage, legal liabilities, and increased regulatory scrutiny. As public awareness of these issues grows, any perceived misuse or failure to mitigate bias could lead to backlash from consumers, advocacy groups, and policymakers. This could ultimately impact our relationships with partners and clients who prioritize ethical standards and social responsibility.

In addition, regulatory frameworks around facial recognition are becoming more stringent, with potential bans or restrictions on usage in certain jurisdictions. Non-compliance with emerging ethical guidelines or failure to implement corrective measures could result in significant financial penalties and operational constraints, further jeopardizing our business objectives. To maintain our market position and uphold public trust, it is crucial that we actively work to identify and mitigate racial bias within our AI systems. Failing to do so could have consequences on our reputation, market access, and overall business performance.

RISKS ASSOCIATED WITH THIS REGISTRATION STATEMENT

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor, a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities, subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure must also be made about the risks of investing in penny stocks in both public offerings, as well as secondary trading, commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Company’s management could issue additional shares.

The Company has 700,000,000 authorized common shares, of which 29,276,895 are currently issued and outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a further dilution in the equity portion of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price.

We do not anticipate paying dividends.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth, and expansion of our subsequent business. Because the Company does not anticipate paying cash dividends in the foreseeable future, which may lower expected returns for investors, our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity policies, standards, processes, and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks is through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners, which includes pre-engagement review, use of contractual security provisions, and continued monitoring, as applicable; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; (5) security monitoring to analyze and assess threat activity in real time; and (6) security incident response to investigate, respond to, and mitigate cyber threats. We regularly engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

We have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our Board of Directors maintains oversight of risks from cybersecurity threats by meeting with and receiving periodic updates from our Chief Executive Officer, who is assigned oversight of cybersecurity risks. Our Chief Executive Officer is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

ITEM 2. PROPERTIES.

Our office is located at Icon Tower, # 105, First Floor Dubai Internet City, Dubai, UAE which presently is sufficient for our needs. We pay approximately $2,000.00 a month, which we believe will suffice for our immediate needs. Management does not anticipate any issue in locating and securing additional office space as the Company implements its plan of operation and the business grows.

ITEM 3. LEGAL PROCEEDINGS.

The Company may, from time to time, be involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. There are no material pending or threatened legal proceedings at this time.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Beginning in November 2024, the Company’s common stock began traded under the symbol “CCTC” on the OTCQB Marketplace, prior to November 2024, the Company’s symbol was “CBBB”. The following table sets forth, in U.S. dollars, the high and low closing prices for each of the calendar quarters indicated, as reported by the OTCQB Marketplace, for the past two fiscal years. Such OTCQB Marketplace quotations reflect inter-dealer prices, without markup, markdown or commissions and, particularly because our common stock is traded infrequently, may not necessarily represent actual transactions or a liquid trading market.

	High	Low
2024
Quarter ended December 31	$94.50	$0.10	*
Quarter ended September 30	$85.49	$81.00
Quarter ended June 30	$111.55	$81.00
Quarter ended March 31	$81.00	$81.00

2023
Quarter ended December 31	$85.50	$78.75
Quarter ended September 30	$54.90	$54.90
Quarter ended June 30	$78.75	$54.90
Quarter ended March 31	$78.75	$45.90

* On or about, October 11, 2024 (“FINRA”) announced that a Reverse Split of Four Hundred Fifty-for-1 (450-for-1) of the issued and outstanding shares of the Company’s Common Stock would be made effective in the marketplace as of market open on October 14, 2024, the foregoing high and low chare process reflect the post-reverse split price per share.

Holders

As of March 25, 2025, we had 29,276,895 shares of common stock, par value $0.001 per share, issued and outstanding, which were held by approximately 134 shareholders of record. The Transfer Agent for shares of the Company’s securities is VStock Transfer LLC, located at 18 Lafayette Place, Woodmere, NY 11598.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2024, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2024

None.

Issuances Subsequent to December 31, 2024

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the Company’s financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of the risk factors set forth above in Item 1A and other factors discussed in this Annual Report.

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenues

We had no revenue for the years ended December 31, 2024 and 2023, respectively.

Operating Expenses

Operating expenses increased to $3,297,858 for the year ended December 31, 2024, from $828,927 for the year ended December 31, 2023. The increase in operating expenses was the result of increased stock-based compensation for the year ended December 31, 2024.

Other Income (Expenses)

We had other income of $36,820 for the year ended December 31, 2024, as compared with other expenses of 904,795 for the year ended December 31, 2023.

Our other expenses for the year ended December 31, 2024, consisted mainly of interest expense netted against a gain on settlement of debt. Our other expenses for the year ended December 31, 2023 consisted mainly of interest expense and a loss on acquisition of assets.

Net Loss

We recorded a net loss of $3,261,038 for the year ended December 31, 2024, as compared with a net loss of $1,733,722 for the year ended December 31, 2023.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $29,393,301 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of December 31, 2024, we had total current assets of $0 and total assets in the amount of $0. Our total current liabilities as of December 31, 2024, were $573,575. We had a working capital deficit of $573,575 as of December 31, 2024, compared with a working capital deficit of $500,363 as of December 31, 2023.

Operating activities used $66,834 in cash for the year ended December 31, 2024, as compared with $70,301 used for the year ended December 31, 2023. Our negative operating cash flows for 2024 was the result of our net loss for the year, mainly offset by changes in operating assets and liabilities and shares issued for services. Our negative operating cash flows for 2023 was the result of our net loss for the year, mainly offset by changes in operating assets and liabilities, shares issued for services and loss on acquisition of assets.

Cash flows provided by financing activities during the year ended December 31, 2024 amounted to $66,834, as compared with cash provided of $70,301 for the year ended December 31, 2023. Our positive financing cash flow for the year ended December 31, 2024 resulted from proceeds from notes payable. Our positive financing cash flow for the year ended December 31, 2023 resulted from proceeds from related part notes.

The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is included on the pages immediately following the Index to Financial Statements appearing on page F-1 and is hereby incorporated by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the disclosed material weaknesses in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2024, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

ITEM 9B. OTHER INFORMATION.

During the year ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

Name	Age	Position(s)
Andrew Gaudet	52	Chief Operating Officer & Director

Waqas Nakhwa	41	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Board of Directors

Navneet B. Tayal	58	Director

Vineet Jawa	37	Director

Term of Office

All the Company’s directors hold office until the next annual meeting of the stockholders or until their successors is elected and qualified. The Company’s executive officers are appointed by the Company’s board of directors and hold office until their resignation, removal, death or retirement.

Background and Business Experience

The business experience during the past five years of each of the Company’s directors and executive officers is as follows:

Mr. Andrew Gaudet: Mr. Andrew Gaudet: Mr. Gaudet is a driven, dynamic, visionary with extensive business development and ales experience. He has demonstrated executive leadership abilities with more than 12 years of progressive executive and senior management experience andhas managed teams of up to 20 direct reports across Canada, both in-house and remotely, as a senior strategist, analytical thinker, accomplished presenter, and public speaker with superior organizational and time-management skills. Specifically, since July 2013, he has been the Director of Business Development at Anglo Finance Group Ltd., where he has managed over 40 financing projects in construction, manufacturing, healthcare, resource, and renewable energy from initial sale through due diligence to closing. As Director at Anglo Finance, Mr. Gaudet also created and maintained a roster of national and international funding partners specializing in alternative funding, built and managed a sales team of 20 representatives, which quickly achieved better than expected results in both new corporate finance and management clients, each year exceeding quota every year. We believe that Mr. Gaudet possesses attributes that qualify him to serve as a member of the Board, including his extensive experience in business development, sales, and finance.

Mr. Waqas Nakhwa: Mr. Nakhwa is the founder of two successful startups, professionally qualified as an electronics and telecommunication engineer with an MBA (Finance) and Green Belt Lean Six Sigma. Certified Sales force Admin and an Islamic banking professional. He has over 18 years of experience in Business Intelligence, Business process re- engineering, Sales & Business Development in varied Industries like E-Commerce, Banking, Telecom and Real Estate. Specifically, since Feb 2018, through the present, Mr. Nakhwa has acted as the CEO, and was a founder of Smart Chain LLC, which created Blockchain protocols for smart Wallet, RWA tokenization, NFT marketplace, dex, exchange and many more. The first company in Gulf Cooperation Council (GCC to deploy real estate tokenization platform and launched the first NFT café in GCC. Developed a proprietary wallet solution on multi chain use cases. Additionally, in July of 2021, Mr. Nakhwa founded Aqar Chain/Sokos Café/Sokos.io as where he continues as its CEO. Aqar Chain/Sokos Café/Sokos.io is a technology development company providing services in the emerging technology domain like Block chain, Artificial Intelligence, Machine Learning and IOT. First company in its capacity to develop Block chain protocols and solutions in the GCC region. He earned his MBA – Finance in June 2006 from the American E.C. University and a degree in Electronics and Telecommunications Engineering in March 2004 from Cambrian College of Applied arts and Technology.

Mr. Navneet B. Tayal: Navneet B Tayal, a graduate from Shri Ram College of Commerce in 1985 as a Bachelor of Commerce, qualified as a Chartered Accountant in 1995. He has over 27 years of far-reaching experience in fields of paper producing companies, telecom services and large consumer cooperatives involved in public distribution. He is an executive member of Shri Ram College Alumni Association with extensive experience in audits, taxation, and GST. Since September 2018, Mr. Tayal has been self-employed and working as an accounting consultant.

We believe that Mr. Tayal  possesses attributes that qualify him to serve as a member of the Board, including his extensive experience in accounting, audits, and taxation.

Mr. Vineet Jawa: Mr. Jawa is a seasoned and dedicated Chartered Accountant with extensive experience in financial management, auditing, taxation, and advisory services. He possesses a strong understanding of accounting principles, regulatory compliance, and business operations. Adept at analyzing financial data, identifying trends, and providing strategic recommendations to enhance organizational efficiency and profitability. Known for meticulous attention to detail, exceptional analytical skills, and a commitment to delivering high-quality services. Specifically, from January 2020, through the present, he has been an internal auditor with Accor Hotels. From January 2018 to December 2019, he was an internal auditor with IHG Hotels and Resorts. From March 2014 to March 2019, he was an internal auditor for Vidya Metals Private Limited. From 2013 to December 2017, he was an internal auditor with Hyatt International. During the course of his employment with the foregoing, Mr. Jawa’s responsibilities included, but were not limited to conducting financial audits to assess compliance with regulatory requirements and internal policies. Preparing and analyzing financial statements, budgets, and forecasts to provide insights into the financial health of the organization. Advising clients on tax planning strategies and assisting with tax filings to minimize liabilities and maximize savings. Providing strategic financial guidance to support business decision-making and enhance operational efficiency. Mr. Jawa received a Bachelor of Commerce from Delhi University in 2009. He became a Chartered Accountant in 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s common stock to file with the SEC initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4, and an annual statement of beneficial ownership on Form 5. Such executive officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2024 and that such reports were timely.

Code of Ethics

The Company’s Board of Directors has not adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because of the Company’s limited number of executive officers and employees that would be covered by such a code and the Company’s limited financial resources. The Company anticipates that it will adopt a code of ethics after it increases the number of executive officers and employees and obtain additional financial resources.

Audit Committee and Audit Committee Financial Expert

As of the date of this Offering Circular, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s Board of Directors during 2024 and 2023 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

The Company’s Board of Directors has determined that none of its current members qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. In the future, the Company intends to establish board committees and to appoint such persons to those committees as are necessary to meet the corporate governance requirements imposed by a national securities exchange, although it is not required to comply with such requirements until the Company elects to seek listing on a national securities exchange.

Board of Directors; Attendance at Meetings

The Board held no meetings and acted by unanimous written consent two times during the year ended December 31, 2024. The Board held no meetings and acted by unanimous written consent two times during the year ended December 31, 2023. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

As of the date of this Report, no officer or director has received any compensation from the Company since the inception of the Company. However, we have recently entered into Executive Employment Agreements with both Mr. Waqas Nakhwa and Mr. Andrew Gaudet. The terms of which follow:

Employment Agreement with Mr. Waqas Nakhwa

Overview; Base Salary. On November 6, 2024 (the “Effective Date”), the Company entered into an employment agreement with Mr. Waqas Nakhwa in connection with his appointment as Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and as Chairman of the Company’s Board of Directors, Mr. Nakhwa shall receive compensation at a rate of $5,000.00 per month, with the initial monthly payment to become due and payable in January 1, 2025, with successive monthly payment through the remainder of the term of the employment agreement, as defined below.

One-Time Equity Awards. In connection with the entry into the employment agreement, the Company shall issue to Mr. Nakhwa an aggregate of Twenty-Five Million (25,000,000) restricted shares of the Company’s common stock with a cost basis equal to $0.0001, which shall be due as soon as practicable from the Effective Date of the employment agreement.

Term; Termination. The term of Mr. Nakhwa’s employment agreement become effective as of the Effective Date and will continue for a period of 12 months, unless otherwise terminated in accordance with its terms.  The employment agreement may be terminated by Mr. Nakhwa at any time for any reason. The employment agreement may also be terminated by Company for any reason.

Employment Agreement with Mr. Andrew Gaudet

Overview; Base Salary. On December 23, 2024, the Company entered into an employment agreement with Mr. Andrew Gaudet, with an effective date as of December 1, 2024 (the “Effective Date”), in connection with his continued appointment as Chief Operating Officer and as a Member of the Company’s Board of Directors, at a rate of $5,000.00 per month, with the initial monthly payment to become due and payable in January 1, 2025, with successive monthly payment through the remainder of the term of the employment agreement, as defined below.

One-Time Equity Awards. In connection with the entry into the employment agreement, the Company shall issue to Mr. Gaudet an aggregate of Twenty Million (29,000,000) restricted shares of the Company’s common stock with a cost basis equal to $0.0001, which shall be due as soon as practicable from the Effective Date of the employment agreement.

Term; Termination. The term of Mr. Gaudet’s employment agreement become effective as of the Effective Date and will continue for a period of 12 months, unless otherwise terminated in accordance with its terms. The employment agreement may be terminated by Mr. Gaudet or the Company at any time for any reason.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our directors receive no annual salary or bonus for their service as members of the Company’s board of directors.

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, Mr. Nakhwa, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Nakhwa collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows information regarding the beneficial ownership of our Common Stock by (i) each of our named executive  officers, directors and director nominees; (ii) all of our executive officers, directors and director nominees as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding Common Stock. The number of shares beneficially owned and percentages of beneficial ownership before this offering that are set forth below are based on 29,276,895 shares issued and outstanding as of December 31, 2024. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Catalyst Crew Technologies Corp.,  30 North Gould Street, Suite R, Sheridan, WY 82801. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Shares beneficially owned
Name of beneficial owner
Directors and Named Executive Officers
Waqas Nakhwa, (2) Chairman of the Board and Chief Executive Officer, President, Chief Financial Officer, and Secretary	25,262,100
Andrew Gaudet, (3) Chief Operating Officer and Director	30,000,000
Navneet B. Tayal,(4) Director	0
Vineet Jawa,(5) Director	0
All Officers and Directors as a Group (4 persons)	55,162,100
5% or Greater Shareholder (none)	N/A

____________

(1)

The number of shares beneficially owned by each stockholder is determined in accordance with the rules issued by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to any community property laws. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days from the date of this prospectus are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

(2)

On June 7, 2024, the Company appointed Mr. Waqas Nakhwa as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and as Chairman of the Company’s Board of Directors.

(3)

On September 18, 2023, the Company received notice of resignation from Mr. Andrew Gaudet from the positions of President, Chief Executive Officer, Treasurer, Chief Financial Officer, and, Secretary of the Company. Mr. Gaudet retained his position as a member of the Company’s Board of Directors. Thereafter, on October 5, 2023, the Company appointed Mr. Gaudet to serve as the Company’s Chief Operating Officer to serve until the next annual meeting of the Company or until his respective successor is duly appointed.

(4)

Effective September 19, 2023, the Company appointed Mr. Navneet B. Tayal, as an independent director to its Board. Mr. Tayal will serve until the next annual meeting of the Company or until his respective successor is duly appointed.

(5)

On June 7, 2024, the Company appointed Mr. Vineet Jawa as an independent director to its Board, Mr. Jawa will serve until the next annual meeting of the Company or until his respective successor is duly appointed.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Board of Directors is currently composed of four members. Mr. Nakhwa and Mr. Gaudet do not qualify as independent directors as they each hold officer positions.  The Company’s current Board of Directors has affirmatively determined that Mr. Vineet Jawa and Navneet B. Tayal meet the applicable standards for independent directors under the rules of the New York Stock Exchange and Rule 10A-3 under the Securities Exchange Act of 1934. Other than the foregoing, Mr. Jawa and Mr. Tayal are  not a party to any arrangement or understanding with any person, pursuant to which he was appointed as a director of the Company, nor is a party to any transactions required to be disclosed under Item 404(a) of Regulation S-K involving the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2024 and 2023 were approximately $22,000, all of which was paid to Beckles & Co. Inc.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2024 and 2023 in the amounts of $0 and $0, respectively. All services performed by the Company’s Registered Public Accounting Firm, Beckles & Co. Inc. have been pre-approved by the Company’s Board of Directors.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2024 and 2023. There were no fees incurred to Beckles & Co. Inc. related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.

Financial Statements. The Company’s Balance Sheets as of December 31, 2024 and 2023, the Statements of Operations for the years ended December 31, 2024 and 2023, the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023, and the Statements of Cash Flows for the years ended December 31, 2024 and 2023, together with the notes thereto and the reports of Beckles & Co. Inc., as required by Item 8 are included in this 2024 Annual Report on Form 10-K as set forth in Item 8 above.

2.

Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

EXHIBIT	DESCRIPTION
3.1(1)	Articles of Incorporation, as amended
3.2(2)	Certificate of Amendment to the Articles of Incorporation of Catalyst Crew Technologies Corp.
3.3(2)	Certificate of Change Reflecting Reverse Stock Split
3.2(1)	Bylaws
10.1(1)	Asset Purchase Agreement by and among the Company, JT Technologies LLC, and Nitish Sharma
10.2(3)	Asset Transfer Agreement by and between the Company and Waqas Nakhwa
10.3(4)	Employment Agreement with Waqas Nakhwa, dated November 6, 2024
10.4(5)	Employment Agreement with Andrew Gaudet, dated December 23, 2024
10.5(5)	Form of Subscription Agreement
21.1(3)	List of Subsidiaries
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

____________

(1)	Filed with the SEC on February 5, 2024 as an exhibit to our Registration Statement on Form 10-12G
(2)	Filed with the SEC on August 16, 2024 as an exhibit to Current Report on Form 8-K
(3)	Filed with the SEC on August 9, 2024 as an exhibit to our Registration Statement on Form 10-12G
(4)	Filed with the SEC on November 12, 2024 as an exhibit to Current Report on Form 8-K
(5)	Filed with the SEC on January 8, 2025 as an exhibit to our Registration Statement on Form S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Crew Technologies Corp.

Date: April 23, 2025	By:	/s/ Waqas Nakhwa
	Name:	Waqas Nakhwa
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 23, 2025	By:	/s/ Waqas Nakhwa
	Name:	Waqas Nakhwa
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: April 23, 2025	By:	/s/ Andrew Gaudet
	Name:	Andrew Gaudet
	Title:	Chief Operating Officer and Director

Date: April 23, 2025	By:	/s/ Navneet B. Tayal
	Name:	Navneet B. Tayal
	Title:	Director

Date: April 23, 2025	By:	/s/ Vineet Jawa
	Name:	Vineet Jawa
	Title:	Director

Catalyst Crew Technologies Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Catalyst Crew Technologies, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Catalyst Crew Technologies, Corp as of December 31, 2024 and 2023, the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole10, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No matters identified in the audit were considered to be critical audit matters.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company's auditor since 2024

West Palm Beach, FL

April 22, 2025

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph.561 689-4093

Fax: 954 827-0968

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

BALANCE SHEETS

(Audited)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	234,229	152,851
Notes payable - related party	88,042	88,042
Notes payable	216,713	149,879
Convertible notes payable	34,591	109,591
Total current liabilities	573,575	500,363

Total liabilities	573,575	500,363

Stockholders' deficit

Preferred stock, $0.0001 par value, 280,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-

Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-

Series B Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-

Common stock, $0.001 par value, 700,000,000 shares authorized, 29,276,895 and 256,332 and shares issued and outstanding as of December 31, 2024 and 2023, respectively	29,278	257
Additional paid in capital	28,790,448	25,631,643
Accumulated deficit	(29,393,301)	(26,132,263)
Total stockholders' deficit	(573,575)	(500,363)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

STATEMENTS OF OPERATIONS

(Audited)

	For the years ended
	December 31, 2024	December 31, 2023

Revenue	$-	$-

Operating expenses
General and administrative	3,213,828	762,878
Professional fees	84,030	66,049
Total operating expenses	3,297,858	828,927

Loss from operations	(3,297,858)	(828,927)

Other income (expenses)
Gain on settlement of debt	73,582	-
Interest expense	(36,762)	(29,795)
Loss on acqusiton of assets		(875,000)
Total expenses	36,820	(904,795)

Net loss before tax provision	(3,261,038)	(1,733,722)
Tax provision	-	-
Net loss	$(3,261,038)	$(1,733,722)

Net loss per common share - basic and diluted	$(0.11)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	29,276,895	88,917,549

 See accompanying notes to the financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

 STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	191,888	193	24,024,707	(24,398,541)	(373,641)
Stock issued for intangible assets	11,111	11	874,989	-	875,000
Stock issued for services	53,333	53	731,947	-	732,000
Net loss	-	-	-	(1,733,722)	(1,733,722)
Balance, December 31, 2023	256,332	257	25,631,643	(26,132,263)	(500,363)
Stock issued for services	29,000,000	29,000	3,143,333	-	3,172,333
Stock issued for settlement of debt	20,563	21	15,472	-	15,493
Net loss	-	-	-	(3,261,038)	(3,261,038)
Balance, December 31, 2024	29,276,895	29,278	28,790,448	(29,393,301)	(573,575)

 See accompanying notes to the financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

 STATEMENTS OF CASH FLOWS

(Audited)

	For the years ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net loss	$(3,261,038)	$(1,733,722)
Shares issued for services	3,172,333	732,000
Gain on settlement of debt	(73,582)	-
Loss on acquisition of assets		875,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	95,453	56,421
Net cash used in continuing operating activities	(66,834)	(70,301)

Cash Flows from Financing Activities:
Proceeds from loans payable, related parties	-	16,150
Proceeds from notes payable	66,834	54,151
Net cash provided by financing activities	66,834	70,301

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for intangible assets	$-	$875,000
Shares issued to settle debt	$15,493

  See accompanying notes to the financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER  31, 2024 and 2023

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Management is of the opinion that all necessary adjustments have been made to make these interim consolidated financial statements not misleading.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the year ended December 31, 2024, the Company incurred net losses of $3,261,038 and accumulated deficits of $29,393,301. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2024 and 2023.

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of archived images, and property and equipment, stock-based and other compensation, and other accrued expenses. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., or the various state jurisdictions, may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2024 and 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements on December 31, 2024 and 2023.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted this ASU for the year ended December 31 ,2022. This ASU had no impact on our financial statements for the years ended December 31, 2024 and 2023, respectively.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

NOTE 4 – NOTES PAYABLE

Promissory notes payable as of December 31, 2024 and 2023 consists of the following:

December 31, 2024	December 31, 2023
$73,228	$73,228
2,500	2,500
20,000	20,000
4,571	4,571
763	763
7,341	7,341
2,500	2,500
5,000	5,000
13,000	13,000
8,000	8,000
976	976
12,000	12,000
3,500	-
5,000	-
6,123	-
5,000	-
12,000	-
1,341	-
1,498	-
5,300	-
3,000	-
1,791	-
7,500	-
4,500	-
668	-
6,500	-
3,113	-
$216,713	$149,979

During the year ended December 31, 2024, the Company has issued various promissory notes amounting to $66,834 for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the year ended December 31, 2024 and 2023, the Company recorded interest expense of $14,156 and $7,710, respectively. As of December 31, 2024 and 2023, the noteholder was due 61,868 and $47,712 in accrued interest, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2024 and 2023 consists of the following:

December 31, 2024	December 31, 2023
$15,487	$15,487
11,103	11,103
-	75,000
8,000	8,000
$34,591	$109,591

On November 15, 2024, the Company issued 20,563 restricted shares of common stock (Post split) valued at $15,492 based on the stock price on the date of the agreement to settle a certain $75,000 note payable and 14,075 in accrued interest, the difference of $73,582 was recorded as a gain on settlement of notes payable for the year ended December 31, 2024.

During the year ended December 31, 2024 and 2023, the Company recorded interest expense of $12,975 and $14,682, respectively. As of December 31, 2024 and 2023, the noteholder was due 47,574 and $47,872 in accrued interest, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2024 and 2023, the Company has received various advances from a shareholder amounting to $0 and $16,150 for general operating purposes, respectively. As of December 31, 2024 and 2023, the Company had notes due to the shareholder of $88,042 and 88,042, respectively.  The notes carry an interest rate of 10% and are due upon demand.

During the year ended December 31, 2024 and 2023, the Company recorded interest expense of 8,828 and $8,003, respectively. As of December 31, 2024 and 2023, the noteholder was due 29,797 and $20,969 in accrued interest, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2024, the Company had net operating loss carryforwards of approximately $29,393,301 and net operating loss carryforwards expire in 2023 through 2031. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2024 and 2023 the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 9 – STOCKHOLDERS’ EQUITY

On July 1, 2024, the Company’s Board of Directors approved a One for Three Hundred (1-for-450) Reverse Stock Split of the issued and outstanding shares of Common Stock. the financial statements have been retroactively restated to reflect the split.

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

On September 22, 2023, the Company issued 53,333 restricted shares of common stock (Post split) valued at $2,928,000 based on the stock price on the date of the agreement to the Company’s CEO for services beginning October 1, 2023 and ended September 30, 2024. As of December 31, 2024, $2,928,000 of the value of the issuance was recoded to compensation cost, of which $2,196,000 was recorded during the year ended December 31, 2024.

On November 15, 2024, the Company issued 20,563 restricted shares of common stock (Post split) valued at $15,492 based on the stock price on the date of the agreement to settle a certain $75,000 note payable and 14,075 in accrued interest.

On December 23, 2024, the Company issued 29,000,000 restricted shares of common stock (Post split) valued at $11,716,000 based on the stock price on the date of the agreement for services beginning December 1, 2024 and ended November 30, 2025. As of December 31, 2024, $976,333 of the value of the issuance was recoded to compensation cost.

As of December 31, 2024 and 2023, the Company had 29,276,895 and 256,332 shares of common stock issued and outstanding.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2024 to April 21, 2024, the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

