Form 10-Q
period 2025-03-31
Catalyst Crew Technologies Corp.
filed 2025-05-19
CIK 1477960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2025

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

As of May 14, 2025, the registrant had 29,276,895 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CATALYST CREW TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	239,669	234,229
Notes payable - related party	88,042	88,042
Notes payable	235,728	216,713
Convertible notes payable	34,591	34,591
Total current liabilities	598,030	573,575

Total liabilities	598,030	573,575

Stockholders' deficit

Preferred stock, $0.0001 par value, 280,000,000 shares authorized,
0 and 0 and shares issued and outstanding as of
March 31, 2025 and December 31, 2024, respectively	-	-

Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
0 and 0 and shares issued and outstanding as of
March 31, 2025 and December 31, 2024, respectively	-	-

Series B Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
0 and 0 and shares issued and outstanding as of
March 31, 2025 and December 31, 2024, respectively	-	-

Common stock, $0.001 par value, 700,000,000 shares authorized,
29,276,895 and 243,632 and shares issued and outstanding as of
March 31, 2025 and December 31, 2024, respectively	29,278	29,278
Additional paid in capital	28,790,448	28,790,448
Accumulated deficit	(29,417,756)	(29,393,301)
Total stockholders' deficit	(598,030)	(573,575)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the condensed financial statements

CATALYST CREW TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024

Revenue	$-	$-

Operating expenses
General and administrative	967	700
Professional fees	15,000	32,354
Total operating expenses	15,967	33,054

Loss from operations	(15,967)	(33,054)

Other income (expenses)
Interest expense	(8,488)	(9,166)
Total other expenses	(8,488)	(9,166)

Net loss before tax provision	(24,455)	(42,220)
Tax provision	-	-
Net loss	$(24,455)	$(42,220)

Net loss per common share - basic and diluted	$(0.00)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	29,276,895	256,332

See accompanying notes to the condensed financial statements

CATALYST CREW TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net loss	$(24,455)	$(42,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	5,440	9,166
Net cash used in continuing operating activities	(19,015)	(33,054)

Cash Flows from Financing Activities:
Proceeds from notes payable	19,015	33,054
Net cash provided by financing activities	19,015	33,054

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for intangible assets	$-	$875,000

See accompanying notes to the condensed financial statements

CATALYST CREW TECHNOLOGIES CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	29,276,895	29,278	28,790,448	(29,393,301)	(573,575)
Net loss	-	-	-	(24,455)	(24,455)
Balance, March 31, 2025	29,276,895	29,278	28,790,448	(29,417,756)	(598,030)

Balance, December 31, 2023	256,332	257	25,631,643	(26,132,263)	(500,363)
Net loss	-	-	-	(42,220)	(42,220)
Balance, March 31, 2024	256,332	257	25,631,643	(26,174,483)	(542,583)

See accompanying notes to the condensed financial statements

CATALYST CREW TECHNOLOGIES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Management is of the opinion that all necessary adjustments have been made to make these interim condensed financial statements not misleading.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During three months ended March 31, 2025, the Company incurred net losses of $24,455 and accumulated deficits of $29,417,756. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2025 and December 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements on March 31, 2025 and December 31, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s condensed financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews condensed operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

NOTE 4 –NOTES PAYABLE

Promissory notes payable as of March 31, 2025 and December 31, 2024 consists of the following:

March 31, 2025	December 31, 2024
$73,228	$73,228
2,500	2,500
20,000	20,000
4,571	4,571
763	763
7,341	7,341
2,500	2,500
5,000	5,000
13,000	13,000
8,000	8,000
976	976
12,000	12,000
3,500	3,500
5,000	5,000
6,123	6,123
5,000	5,000
12,000	12,000
1,341	1,341
1,498	1,498
5,300	5,300
3,000	3,000
1,791	1,791
7,500	7,500
4,500	4,500
668	668
6,500	6,500
3,113	3,113
250	-
6,500	-
10,000	-
2,265	-
$235,728	$216,713

During the three months ended March 31, 2025, the Company has issued various promissory notes amounting to $19,015 for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense related to these notes of $4,547 and $7,710, respectively.

NOTE 5 –CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2025 and December 31, 2024 consists of the following:

March 31, 2025	December 31, 2024
$15,487	$15,487
11,103	11,103
8,000	8,000
$34,591	$34,591

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $1,771 and $6,313, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2025 and December 31, 2024, the Company had notes due to the shareholder of $88,042 and 88,042, respectively.  The notes carry an interest rate of 10% and are due upon demand.

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $2,171 and 2,195 respectively.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

As of March 31, 2025 and December 31, 2024, the Company had 29,276,895 shares of common stock issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2025 to May 15, 2025 these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenues

We had no revenue for three months ended March 31, 2025 and 2024.

Operating Expenses

Operating expenses increased to $24,455 for the three months ended March 31, 2025, from $42,220 for the same period ended March 31, 2024.

The decrease in operating expenses is the result of fewer professional fees incurred during the three months ended March 31, 2025.

Other Income (Expenses)

We had other income of $8,488 for the three months ended March 31, 2025, as compared with other expenses of $9,166 for the three months ended March 31, 2024. The increase in other expenses is the result of decreased interest expense incurred during the three months ended March 31, 2025.

Net Loss

We recorded a net loss of $24,455 for the three months ended March 31, 2025, as compared with a net loss of $42,220 for the three months ended March 31, 2024.

Liquidity and Capital Resources

Going concern – The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $29,417,756 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of March 31, 2025, we had total current assets of $0 and total assets in the amount of $0. Our total current liabilities as of March 31, 2025 were $598,030. We had a working capital deficit of $598,030 as of March 31, 2025, compared with a working capital deficit of $573,575 as of December 31, 2024.

Operating activities used $19,015 in cash for the three months ended March 31, 2025, as compared with $33,054 used for the three months ended March 31, 2024. Our negative operating cash flows for 2024 and 2025 was largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities.

We used no cash in investing activities for the three months ended March 31, 2025 and 2024.

Cash flow provided from financing activities was $19,015 for the three months ended March 31, 2025, as compared with $33,054 provided by cash flows for financing activities during the three months ended March 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Responsibility for Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s controls over financial reporting are designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of March 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer/Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel, including those described below.

*

The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*

We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of March 31, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

*

Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company’s financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

*

Assessing the duties of the existing officers of the Company and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

*

Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors will consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

*

Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (as revised).

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended March 31, 2025.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which are included in the Company’s Registration Statement on Form 10, as amended, which was previously filed with the Securities and Exchange Commission. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Registration Statement on Form 10 and in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed condensed financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement on Form 10, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended March 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

ITEM 6 - EXHIBITS

Number Description of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Amendment to the Articles of Incorporation of Catalyst Crew Technologies Corp.(2)
3.3	Certificate of Change Reflecting Reverse Stock Split(2)
3.4	Bylaws(1)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase#
101.DEL	Inline XBRL Taxonomy Extension Definition Linkbase#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase#
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

(1) Filed with the SEC on February 5, 2024 as an exhibit to our Registration Statement on Form 10-12G

(2) Filed with the SEC on August 16, 2024 as an exhibit to Current Report on Form 8-K

** Filed herewith

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

Catalyst Crew Technologies Corp.

Date: May 19, 2025	By:	/s/ Waqas Nakhwa
	Name:	Waqas Nakhwa
	Title:	Chief Executive Officer & Chief Financial Officer

