Form 10-Q
period 2025-06-30
Catalyst Crew Technologies Corp.
filed 2025-08-14
CIK 1477960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2025

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

Yes ☐    No ☒

As of August 14, 2025, the registrant had 29,276,895 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Catalyst Crew Technologies Corp.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	253,997	234,229
Notes payable - related party	88,042	88,042
Notes payable	250,582	216,713
Convertible notes payable	34,591	34,591
Total current liabilities	627,212	573,575

Total liabilities	627,212	573,575

Stockholders' deficit

Preferred stock, $0.0001 par value, 280,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Series B Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized, 243,632 and 243,632 and shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	29,278	29,278
Additional paid in capital	28,790,448	28,790,448
Accumulated deficit	(29,446,938)	(29,393,301)
Total stockholders' deficit	(627,212)	(573,575)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the condensed financial statements

Catalyst Crew Technologies Corp.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	-	$-	$-	$-

Operating expenses
General and administrative	4,854	1,508,210	5,821	2,240,910
Professional fees	15,000	8,960	30,000	41,314
Total operating expenses	19,854	1,517,170	35,821	2,282,224

Loss from operations	(19,854)	(1,517,170)	(35,821)	(2,282,224)

Other expenses
Interest expense	(9,328)	(8,737)	(17,816)	(17,903)
Total other expenses	(9,328)	(8,737)	(17,816)	(17,903)

Net loss before tax provision	(29,182)	(1,525,907)	(53,637)	(2,300,127)
Tax provision	-	-	-	-
Net loss	$(29,182)	$(1,525,907)	$(53,637)	$(2,300,127)

Net loss per common share - basic and diluted	$(0.00)	$(5.95)	$(0.00)	$(8.97)

Weighted average number of common shares outstanding - basic and diluted	29,276,895	256,332	29,276,895	256,332

See accompanying notes to the condensed financial statements

Catalyst Crew Technologies Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net loss	$(53,637)	$(2,300,127)
Shares issued for services		$2,196,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	19,768	59,574
Net cash used in continuing operating activities	(33,869)	(44,553)

Cash Flows from Financing Activities:
Proceeds from notes payable	33,869	44,553
Net cash provided by financing activities	33,869	44,553

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for intangible assets	$-	$875,000

See accompanying notes to the condensed financial statements

Catalyst Crew Technologies Corp.

CONDENDSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	29,276,895	29,278	28,790,448	(29,393,301)	(573,575)
Net loss	-	-	-	(24,455)	(24,455)
Balance, March 31, 2025	29,276,895	29,278	28,790,448	(29,417,756)	(598,030)
Net loss	-	-	-	(29,182)	(29,182)
Balance, June 30, 2025	29,276,895	29,278	28,790,448	(29,446,938)	(627,212)

Balance, December 31, 2023	256,332	257	25,631,643	(26,132,263)	(500,363)
Share-based compensation	-	-	732,000		732,000
Net loss	-	-	-	(774,220)	(774,220)
Balance, March 31, 2024	256,332	257	26,363,643	(26,906,483)	(542,583)
Share-based compensation	-	-	1,464,000	-	1,464,000
Net loss	-	-	-	(1,525,907)	(1,525,907)
Balance, June 30, 2024	256,332	257	27,827,643	(28,432,390)	(604,490)

See accompanying notes to the condensed financial statements

Catalyst Crew Technologies Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During six months ended June 30, 2025, the Company incurred net losses of $53,637 and accumulated deficits of $29,446,938. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2025 and December 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements on June 30, 2025 and December 31, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

NOTE 4 –NOTES PAYABLE

Promissory notes payable as of June 30, 2025 and December 31, 2024 consists of the following:

June 30, 2025	December 31, 2024
$73,228	$73,228
2,500	2,500
20,000	20,000
4,571	4,571
763	763
7,341	7,341
2,500	2,500
5,000	5,000
13,000	13,000
8,000	8,000
976	976
12,000	12,000
3,500	3,500
5,000	5,000
6,123	6,123
5,000	5,000
12,000	12,000
1,341	1,341
1,498	1,498
5,300	5,300
3,000	3,000
1,791	1,791
7,500	7,500
4,500	4,500
668	668
6,500	6,500
3,113	3,113
250	-
6,500	-
10,000	-
2,265	-
980	-
10,000	-
3,874	-
$231,567	$216,713

During the six months ended June 30, 2025 and 2024, the Company has issued various promissory notes amounting to $33,869 and 44,553, respectively for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense related to these notes of $9,889 and $17,903, respectively.

NOTE 5 –CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2025 and December 31, 2024 consists of the following:

June 30, 2025	December 31, 2024
$15,487	$15,487
11,103	11,103
8,000	8,000
$34,591	$34,591

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $3,561 and $3,660, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2025 and December 31, 2024, the Company had notes due to the shareholder of $88,042 and 88,042, respectively.  The notes carry an interest rate of 10% and are due upon demand.

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $4,366 and $2,195 respectively.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

As of June 30, 2025 and December 31, 2024, the Company had 29,276,895 and 29,276,895 shares of common stock issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2025 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Revenues

We had no revenue for the three or six months ended June 30, 2025 and 2024

Operating Expenses

Operating expenses decreased to $19,854 for the three months ended June 30, 2025, from $1,517,170 for the same period ended June 30, 2024. Operating expenses decreased to $35,821 for the six months ended June 30, 2025, from $2,282,224 for the same period ended June 30, 2024. The increase in operating expenses is mainly the result of the decrease in stock-based compensation during the current year.

Other Expense

We had other expense of $9,328 for the three months ended June 30, 2025, as compared with other expenses of $8,737 for the three months ended June 30, 2024. We had other expense of $17,816 for the six months ended June 30, 2025, as compared with other expenses of $17,903 for the six months ended June 30, 2024. Other expenses consisted of accrued interest expense and remained relatively consistent between years.

Net Loss

We recorded a net loss of $29,182 for the three months ended June 30, 2025, as compared with a net loss of $1,525,907 for the three months ended June 30, 2024. We recorded a net loss of $53,637 for the six months ended June 30, 2025, as compared with a net loss of $2,300,127 for the six months ended June 30, 2024.The change in net income was the result of the factors described above.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $29,446,938 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of June 30, 2025, we had total assets in the amount of $0. Our total current liabilities as of June 30, 2025 were $627,212. We had a working capital deficit of $627,212 as of June 30, 2025, compared with a working capital deficit of $573,575 as of December 31, 2024.

Operating activities used $33,869 in cash for the six months ended June 30, 2025, as compared with $44,553 used for the six months ended June 30, 2024. Our negative operating cash flows for 2024 and 2025 were largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

Cash flow provided from financing activities was $33,869 for the six months ended June 30, 2025, as compared with $44,553 provided by cash flows for financing activities during the six months ended June 30, 2024. Our debt from financing activities consist of the issuance of notes payable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of June 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of June 30, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended June 30, 2025.

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

You should carefully read and consider such risks, together with all of the other information in our Registration Statement on Form 10 and in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement on Form 10, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the quarter ended June 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

(b)	Not applicable.

(c)	None.

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

Catalyst Crew Technologies Corp.

Date: August 14, 2025	By:	/s/ Waqas Nakhwa
	Name:	Waqas Nakhwa
	Title:	Chief Executive Officer & Chief Financial Officer

