Form 10-Q
period 2025-09-30
Catalyst Crew Technologies Corp.
filed 2025-11-14
CIK 1477960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2025

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

As of November 14, 2025, the registrant had 29,276,895 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CATALYST CREW TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	276,467	234,229
Notes payable - related party	88,042	88,042
Notes payable	264,414	216,713
Convertible notes payable	34,591	34,591
Total current liabilities	663,514	573,575

Total liabilities	663,514	573,575

Stockholders' deficit

Preferred stock, $0.0001 par value, 280,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-

Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-

Series B Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-

Common stock, $0.001 par value, 700,000,000 shares authorized, 243,632 and 243,632 and shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	29,278	29,278
Additional paid in capital	28,790,448	28,790,448
Accumulated deficit	(29,483,240)	(29,393,301)
Total stockholders' deficit	(663,514)	(573,575)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the condensed financial statements

CATALYST CREW TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	-	$-	$-	$-

Operating expenses
General and administrative	935	21,668	6,756	2,262,578
Professional fees	27,000	12,000	57,000	53,314
Total operating expenses	27,935	33,668	63,756	2,315,892

Loss from operations	(27,935)	(33,668)	(63,756)	(2,315,892)

Other income (expenses)
Interest expense	(8,367)	(9,813)	(26,183)	(27,716)
Total other expenses	(8,367)	(9,813)	(26,183)	(27,716)

Net loss before tax provision	(36,302)	(43,481)	(89,939)	(2,343,608)
Tax provision	-	-	-	-
Net loss	$(36,302)	$(43,481)	$(89,939)	$(2,343,608)

Net loss per common share - basic and diluted	$(0.00)	$(0.17)	$(0.00)	$(9.14)

Weighted average number of common shares outstanding - basic and diluted	29,276,895	256,332	29,276,895	256,332

See accompanying notes to the condensed financial statements

CATALYST CREW TECHNOLOGIES CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net loss	$(89,939)	$(2,343,608)
Shares issued for services		$2,196,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	42,238	90,387
Net cash used in continuing operating activities	(47,701)	(57,221)

Cash Flows from Financing Activities:
Proceeds from notes payable	47,701	57,221
Net cash provided by financing activities	47,701	57,221

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for intangible assets	$-	$875,000

See accompanying notes to the condensed financial statements

CATALYST CREW TECHNOLOGIES CORP

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	29,276,895	29,278	28,790,448	(29,393,301)	(573,575)
Net loss	-	-	-	(24,455)	(24,455)
Balance, March 31, 2025	29,276,895	29,278	28,790,448	(29,417,756)	(598,030)
Net loss	-	-	-	(29,182)	(29,182)
Balance, June 30, 2025	29,276,895	29,278	28,790,448	(29,446,938)	(627,212)
Net loss	-	-	-	(36,302)	(36,302)
Balance, September 30, 2025	29,276,895	29,278	28,790,448	(29,483,240)	(663,514)

Balance, December 31, 2023	256,332	257	25,631,643	(26,132,263)	(500,363)
Share-based compensation	-	-	732,000		732,000
Net loss	-	-	-	(774,220)	(774,220)
Balance, March 31, 2024	256,332	257	26,363,643	(26,906,483)	(542,583)
Share-based compensation	-	-	1,464,000	-	1,464,000
Net loss	-	-	-	(1,525,907)	(1,525,907)
Balance, June 30, 2024	256,332	257	27,827,643	(28,432,390)	(604,490)
Net loss	-	-	-	(43,481)	(43,481)
Balance, September 30, 2024	256,332	257	27,827,643	(28,475,871)	(647,971)

See accompanying notes to the condensed financial statements

CATALYST CREW TECHNOLOGIES CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Management is of the opinion that all necessary adjustments have been made to make these interim financial statements not misleading.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During nine months ended September 30, 2025, the Company incurred net losses of $89,939 and accumulated deficits of $29,483,240. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2025 and December 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements on September 30, 2025 and December 31, 2024.

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

NOTE 4 –NOTES PAYABLE

Promissory notes payable as of September 30, 2025 and December 31, 2024 consists of the following:

September 30, 2025	December 31, 2024
$73,228	$73,228
2,500	2,500
20,000	20,000
4,571	4,571
763	763
7,341	7,341
2,500	2,500
5,000	5,000
13,000	13,000
8,000	8,000
976	976
12,000	12,000
3,500	3,500
5,000	5,000
6,123	6,123
5,000	5,000
12,000	12,000
1,341	1,341
1,498	1,498
5,300	5,300
3,000	3,000
1,791	1,791
7,500	7,500
4,500	4,500
668	668
6,500	6,500
3,113	3,113
250	-
6,500	-
10,000	-
2,265	-
980	-
10,000	-
3,874	-
3,500	-
5,000	-
3,500	-
1,832	-
$245,399	$216,713

During the nine months ended September 30, 2025 and 2024, the Company has issued various promissory notes amounting to $47,701 and 57,221, respectively for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense related to these notes  of $16,182 and $16,694, respectively.

NOTE 5 –CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2025 and December 31, 2024 consists of the following:

September 30, 2025	December 31, 2024
$15,487	$15,487
11,103	11,103
8,000	8,000
$34,591	$34,591

During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense of $5,374 and $3,340, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2025 and December 31, 2024, the Company had notes due to the shareholder of $88,042 and 88,042, respectively.  The notes carry an interest rate of 10% and are due upon demand.

During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense of $6,585 and $6,609 respectively.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

As of September, 30, 2025 and December 31, 2024, the Company had 29,276,895 and 29,276,895 shares of common stock issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2025 to November 12, 2025 statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations for the three months ended September 30, 2025 and 2024

Revenues

We earned no revenues for three ended September 30, 2025 or 2024.

Operating Expenses

We incurred $27,935 in operating expenses for the three months ended September 30, 2025, as compared with $33,668 in the three months ended September 30, 2024. The decrease in operating expenses is the result of the decrease in professional fees during the three months ended September 30, 2025. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $8,367 for the three months ended September 30, 2025, compared to other expense of $9,813 for the three months ended September 30, 2023. The increase in other expenses was the result of interest expense incurred on additional debt incurred during the period.

Net Loss

We recorded a net loss of $36,302 for the three months ended September 30, 2025, compared to a net loss $43,481 for the three months ended September 30, 2024. The decrease in net loss was associated with the factors discussed above.

Results of Operations for the nine months ended September 30, 2025 and 2024

Revenues

We earned no revenues for nine months ended September 30, 2025 or 2024.

Operating Expenses

We incurred $63,756 in operating expenses for the nine months ended September 30, 2025, as compared with $2,315,892  in the nine months ended September 30, 2024. The decrease in operating expenses is the result of the decrease in stock-based compensation during the nine months ended September 30, 2025. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $26,183 for the nine months ended September 30, 2025, compared to other income of $27,716 for the nine months ended September 30, 2024. The increase in other expenses was the result of interest expense incurred on additional debt incurred during the period.

Net Loss

We recorded a net loss of $89,939 for the nine months ended September 30, 2025, compared to a net loss $2,343,608 for the nine months ended September 30, 2024. The decrease in net loss was associated with the factors discussed above.

Liquidity and Capital Resources

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, and pursue our expansion and diversification objectives.

As of September 30, 2025, we had total current assets of $0 and total current liabilities of $663,514. We had a working capital deficit of $663,514 as of September 30, 2025.

Net cash used by operating activities was $47,701 for the nine months ended September 30, 2025, as compared with $57,221 cash used for the nine months ended September 30, 2024. Our negative operating cash flow for both periods was our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $47,701 in cash for the nine months ended September 30, 2025, as compared with $57,221 for the nine months ended September 30, 2024. Our positive financing cash flow for 20245 and 2024 mainly consisted of proceeds from notes.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared under accounting principles generally accepted in the United States of America (“ US GAAP”). The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported values of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported levels of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Significant Accounting Policies” of our Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of September 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of September 30, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended September 30, 2025.

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

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in the Company’s Registration Statement on Form 10, as amended, which was previously filed with the Securities and Exchange Commission, may cause or contribute to actual results differing materially from those anticipated. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Registration Statement on Form 10 and in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement on Form 10, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended September 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, if any.

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
31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase#
101.DEL	Inline XBRL Inline XBRL Taxonomy Extension Definition Linkbase#
101.LAB	Inline XBRL Inline XBRL Taxonomy Extension Labels Linkbase#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase#
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

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

Catalyst Crew Technologies Corp.

Date: November 14, 2025	By:	/s/ Waqas Nakhwa
	Name:	Waqas Nakhwa
	Title:	Chief Executive Officer & Chief Financial Officer

