Form 10-K
period 2025-12-31
Catalyst Crew Technologies Corp.
filed 2026-04-16
CIK 1477960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,204,354. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 31, 2026, there were 56,134,795 shares of the registrant’s common stock outstanding.

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

ITEM 1. BUSINESS.

Corporate Overview

Catalyst Crew Technologies Corp. (“Catalyst Crew,” the “Company,” “we,” “us,” or “our”) is a development-stage technology company focused on the research, development, and future commercialization of facial recognition technology (“FRT”) solutions. Our business is centered on building software-based FRT systems designed to support identity verification, access control, security, and analytics use cases across select commercial and institutional markets.

The Company was originally incorporated in Nevada on September 11, 2008. Following a series of corporate reorganizations and changes in management, the Company re-evaluated its strategic direction in 2024 and transitioned to its current business focus on facial recognition technology. Since that time, management has devoted its efforts to establishing the technological foundation, defining intended applications, and evaluating regulatory, ethical, and operational considerations associated with the responsible development of FRT.

We are in the early stages of developing our technology and have not yet generated revenue from operations. Our activities to date have primarily consisted of technology development, product design, strategic planning, and the evaluation of potential commercialization pathways. The timing and scope of future commercialization efforts are dependent on, among other things, our ability to secure additional financing, complete development milestones, and comply with applicable regulatory and privacy requirements.

We intend to continue investing in the development of our facial recognition technology with the objective of advancing toward commercial deployment beginning in 2026, subject to available capital and market conditions. There can be no assurance that we will successfully complete development, obtain necessary financing, or achieve commercialization on a timely basis, if at all.

Business Focus – Facial Recognition Technology

The Company’s business is focused on the development of facial recognition technology (“FRT”) software designed to support identity verification, access management, and analytical use cases. Our technology is being developed to analyze facial images and video data to identify, verify, or classify individuals based on biometric facial characteristics, while incorporating safeguards intended to address accuracy, privacy, and ethical considerations.

Our development efforts are directed toward creating flexible, software-based FRT solutions that may be deployed across a range of commercial and institutional environments. We are designing our technology to be modular in nature, allowing for integration with existing systems and platforms, including cameras, databases, and third-party software applications. While our technology is still under development, we believe this approach provides adaptability for different end-user requirements and regulatory environments.

We intend for our facial recognition solutions to support use cases such as identity authentication, access control, security monitoring, and data-driven analytics. These intended applications are designed to assist organizations in enhancing security, operational efficiency, and decision-making processes. However, our technology has not yet been commercialized, and we have not generated revenue from these activities.

A key aspect of our business focus is the responsible development of facial recognition technology. Management is mindful of the heightened regulatory scrutiny, privacy considerations, and ethical concerns associated with biometric technologies. As a result, we are incorporating considerations related to data protection, transparency, and bias mitigation into our development process. Our objective is to build technology that aligns with evolving legal standards and industry expectations governing the collection and use of biometric data.

Our continued development efforts are dependent on access to additional capital, the successful advancement of our technology, and ongoing evaluation of regulatory and market conditions. We expect to continue refining our facial recognition technology with the goal of progressing toward potential commercialization beginning in 2026, subject to financing and other factors beyond our control.

Development Status

The Company is a development-stage technology company and has not yet generated revenue from its planned facial recognition technology operations. Our activities to date have primarily consisted of research and development, technology design and refinement, evaluation of potential use cases, and strategic planning related to the future commercialization of our facial recognition solutions.

During the fiscal year ended December 31, 2025, our development efforts were limited by capital constraints. As a result, progress during this period focused on maintaining and advancing core development initiatives, evaluating technical architecture, and assessing regulatory, privacy, and ethical considerations relevant to facial recognition technology. We did not engage in large-scale product launches, customer deployments, or revenue-generating activities during this period.

We currently do not have any commercial products available for sale and have not entered into revenue-producing customer agreements. Our ability to move beyond the development stage and commence commercialization will depend on a number of factors, including our ability to secure additional financing, complete development milestones, and adapt our technology to applicable legal and regulatory requirements.

Management intends to continue development of the Company’s facial recognition technology with the objective of progressing toward initial commercialization beginning in 2026, subject to the availability of capital and market conditions. There can be no assurance that sufficient financing will be obtained, that development efforts will be successfully completed, or that commercialization will occur as anticipated, if at all.

Technology Overview

The Company is developing facial recognition technology (“FRT”) software that leverages artificial intelligence, machine learning, and computer vision techniques to analyze facial images and video data for identification, verification, and analytical purposes. Our technology is intended to process visual inputs to extract and compare biometric facial features in order to support a range of identity-related use cases.

Our development approach focuses on building software-based systems capable of operating across varied environments and data inputs. The technology is designed to capture facial images from still photographs or video streams, perform preprocessing to enhance image quality and normalize facial features, and apply analytical models to generate biometric templates that may be used for comparison and classification. These processes are intended to function across different lighting conditions, camera qualities, and facial orientations, although performance may vary based on implementation and operating conditions.

We are designing our facial recognition technology using a modular architecture, allowing components such as face detection, feature extraction, matching, and analytics to be developed and refined independently. This approach is intended to provide flexibility for future integration with third-party platforms, databases, and hardware systems, as well as adaptability to evolving regulatory and customer requirements.

In developing our technology, we utilize a combination of internally developed software and widely used open-source frameworks and libraries commonly employed in artificial intelligence and computer vision applications. These tools are used to support model development, training, testing, and optimization. While the use of open-source components can accelerate development, it also requires careful management of licensing, security, and compliance considerations, which we continue to evaluate as part of our development process.

Our technology development efforts also incorporate considerations related to data privacy, accuracy, and bias mitigation. Management is evaluating techniques intended to improve model performance across diverse datasets and operating conditions, as well as methods designed to reduce the risk of inaccurate or biased outputs. These efforts are ongoing and remain subject to technical, regulatory, and resource constraints.

At this stage, our facial recognition technology remains under development and has not been commercialized. Further advancement of the technology will require additional development work, testing, and validation prior to any potential commercial deployment.

Target Markets & Intended Applications

The Company is developing its facial recognition technology with the intent to address identity verification, access control, and analytical needs across select commercial and institutional markets. While our technology has not yet been commercialized, management has identified several market segments where facial recognition solutions are increasingly being evaluated as part of broader security, authentication, and operational efficiency initiatives.

We currently intend to focus on markets where biometric technologies may provide value through enhanced identity verification and secure access management. These markets may include commercial facilities, enterprise environments, and organizations that require controlled access to physical or digital resources. Our technology is being designed to support authentication and monitoring use cases where accuracy, reliability, and compliance with applicable privacy standards are critical considerations.

In addition, we believe facial recognition technology may have applications in sectors that utilize analytics to support operational decision-making. These potential applications may include security monitoring, fraud prevention, and other analytical functions that rely on identity-based data insights. Any such applications would be subject to applicable laws, regulatory requirements, and organizational policies governing the collection and use of biometric data.

Our intended applications are designed to be adaptable to different deployment environments, including on-premises systems and software-based platforms, depending on customer requirements and regulatory constraints. However, we have not yet finalized product configurations, pricing models, or go-to-market strategies, and we have not entered into any commercial agreements related to these markets.

The identification of these target markets and intended applications reflects management’s current expectations based on industry trends and regulatory considerations. Actual market adoption, if any, will depend on a number of factors, including the successful completion of development efforts, the availability of capital, customer acceptance, competitive dynamics, and evolving legal and regulatory frameworks.Top of Form

Regulatory, Privacy, and Ethical Considerations

The development and use of facial recognition technology are subject to increasing regulatory oversight, evolving privacy laws, and heightened ethical considerations. Management recognizes that biometric technologies, including facial recognition, raise important issues related to data protection, individual privacy, transparency, and potential bias. These considerations are integral to the Company’s development process and long-term business strategy.

Facial recognition solutions may be subject to a variety of domestic and international laws and regulations governing the collection, storage, processing, and use of biometric data. These laws may include data protection and privacy frameworks at the federal, state, and international levels, as well as industry-specific regulations. Compliance obligations may vary by jurisdiction and may change over time, potentially affecting the design, deployment, and commercialization of our technology.

The Company is incorporating privacy and data protection considerations into its development efforts, including evaluating approaches intended to limit data retention, support lawful data use, and align with emerging regulatory expectations. However, regulatory requirements in this area continue to evolve, and compliance may require ongoing modifications to our technology, policies, or business practices.

In addition to regulatory considerations, management is mindful of ethical issues associated with facial recognition technology, including concerns related to accuracy, bias, and the potential misuse of biometric data. As part of our development process, we are evaluating methodologies and controls intended to promote responsible use of our technology and to mitigate the risk of unintended or discriminatory outcomes. These efforts are ongoing and may be constrained by technical, regulatory, and financial factors.

Failure to adequately address regulatory, privacy, or ethical considerations could adversely affect the Company’s ability to commercialize its technology, limit market adoption, or expose the Company to legal or reputational risks. Accordingly, management intends to continue monitoring regulatory developments and ethical standards relevant to facial recognition technology as the Company advances its development efforts.

Employees & Contractors

As of December 31, 2025, the Company had no full-time employees and utilized independent contractors to support its operations and technology development efforts, as needed. Our workforce structure reflects our status as a development-stage company and our focus on managing costs while advancing our facial recognition technology initiatives.

The Company’s employees and contractors will be primarily engaged in technology development, research, strategic planning, and administrative functions. We rely on independent contractors for certain specialized services, including software development and technical support, which allows us to access specific expertise without maintaining a large fixed workforce.

Management believes that our current personnel structure is appropriate for our present stage of development. As the Company’s operations progress and subject to the availability of capital, we may seek to expand our workforce or increase contractor engagement to support additional development, testing, and potential commercialization activities.

Bottom of Form

Corporate History

The Company was incorporated on September 11, 2008, as a Nevada corporation under the name Hermes Jet Inc. The Company initially intended to operate in the executive aircraft brokerage sector but did not establish sustained operations.

In January 2011, the Company filed a registration statement on Form S-1 under the Securities Act of 1933. Due to the lack of meaningful operations, the Company suspended its reporting obligations in June 2013 by filing a Form 15. The Company ceased operations in 2016.

In June 2018, Hybrid Titan Management, LLC initiated legal proceedings against the Company related to legacy liabilities. In January 2019, a Nevada state court appointed a receiver to manage the affairs of the Company. During the receivership, the receiver reinstated the Company’s corporate status, addressed outstanding regulatory and state filings, and appointed new management. The receivership concluded in 2019.

Following the conclusion of the receivership, the Company resumed corporate activities under new management. In March 2023, the Company entered into an asset purchase agreement pursuant to which it acquired certain data analytics–related assets and evaluated opportunities in data-driven software development.

In September 2023, the Company restructured its executive leadership and board of directors and began pursuing development of analytics software through operating subsidiaries. During this period, the Company did not generate revenue from operations.

In June 2024, following a change in control and additional management changes, the Company undertook a strategic review of its business. As a result, the Company ceased its data analytics initiatives, relinquished its interests in existing subsidiaries, and transitioned its business focus to the development of facial recognition technology. In connection with this transition, the Company acquired facial recognition technology–related intellectual property and reconstituted its board of directors and executive management.

The Company approved a change of its corporate name to Catalyst Crew Technologies Corp. to better reflect its current business focus and intends to effect the name change when management determines it is appropriate. In the interim, the Company operates under the name Catalyst Crew Technologies.

Subsequent Events

On February 17, 2026, the Company entered into an Affiliate Stock Purchase Agreement pursuant to which Kevin Rodan Levy (“Dr. Levy”) acquired 28,000,000 shares of the Company’s common stock from Andrew Gaudet for aggregate consideration of $10,000 in cash. The source of funds for such purchase was Dr. Levy’s personal funds.

Contemporaneously therewith, on February 17, 2026, the Company entered into an Asset Purchase Agreement (the “APA”) with Dr. Levy pursuant to which the Company acquired certain assets relating to (i) an artificial intelligence-enabled healthcare analytics platform and (ii) a technology-enabled healthcare services coordination platform (collectively, the “Acquired Assets”). In consideration for the Acquired Assets, the Company issued 12,000,000 restricted shares of common stock to Dr. Levy.

Immediately following the stock purchase transaction and the issuance of the 12,000,000 shares pursuant to the APA, Dr. Levy beneficially owned 40,000,000 shares of the Company’s common stock, representing approximately 71.1% of the Company’s then issued and outstanding shares of common stock. As a result, a change in control of the Company occurred.

In connection with the change in control described above, the following individuals resigned from their respective positions with the Company, effective February 17, 2026:

•	Andrew Gaudet resigned as Director and Chief Operating Officer;
•	Waqas Nakhwa resigned as Chairman, Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director;
•	Navneet B. Tayal resigned as Director; and
•	Vineet Jawa resigned as Director.

Each resignation was not the result of any disagreement with the Company relating to the Company’s operations, policies, or practices.

Effective February 17, 2026, Kevin Rodan Levy was appointed as Sole Director of the Company; Chief Executive Officer; President; Chief Financial Officer; Secretary; and Treasurer.

On March 23, 2026, the Company completed the acquisition of one hundred percent (100%) of the issued and outstanding shares of Inversiones Long 33, C.A. pursuant to a Share Assignment Agreement with Kevin Rodan Levy. As a result of the foregoing, Inversiones Long 33, C.A. is a wholly-owned subsidiary of the Company. The Subsidiary was previously formed and is intended to serve as the Company’s operating entity in Venezuela and as part of its broader Latin American strategy.

On March 31, 2026, the Board of Directors of Catalyst Crew Technologies Corp. (the “Company”) appointed Carlos Peña, age 38, as Chief Financial Officer of the Company.

The foregoing transactions were disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2026.

AVAILABLE INFORMATION

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report, before making an investment decision. If any of the following risks occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In such event, the market price of our common stock could decline, and you could lose all or part of your investment.

RISKS RELATED TO OUR COMPANY

We are a development-stage company with no revenue and a history of losses, and we may never achieve profitability.

We are a development-stage technology company and have not yet generated revenue from operations. Since inception, we have incurred net losses and expect to continue to incur losses for the foreseeable future as we continue to develop our facial recognition technology and related business operations. We have a limited operating history upon which to evaluate our business prospects, and there can be no assurance that our development efforts will result in commercially viable products or services.

Prior to commercialization, we expect to incur increased operating expenses without corresponding revenues. If we are unable to successfully develop, commercialize, and market our technology, or if market acceptance does not occur, our business may fail and investors could lose their entire investment.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent registered public accounting firm has issued an audit report expressing substantial doubt about our ability to continue as a going concern. Our ability to continue operations is dependent upon obtaining additional financing through equity offerings, debt financings, shareholder support, or other sources.

There can be no assurance that additional financing will be available when needed, in sufficient amounts, or on acceptable terms. If we are unable to obtain additional capital, we may be required to delay, scale back, or discontinue our development activities, which would have a material adverse effect on our business.

We have no cash flow from operations and are dependent on external financing.

We currently generate no cash flow from operations and rely on equity financings and shareholder loans to fund our activities. Our existing capital resources are insufficient to complete our planned development and commercialization efforts. Failure to obtain additional funding could result in the suspension or termination of our business activities.

Our management team is small, and the loss of key personnel could adversely affect our business.

Our operations depend heavily on the continued services of our President and Chief Executive Officer, who devotes a portion of his time to our business and may have other professional obligations. The loss of his services, or our inability to attract and retain additional qualified personnel, could materially harm our development efforts and business prospects.

Our controlling shareholder has significant voting power, which may not align with the interests of other shareholders.

Our President and Chief Executive Officer beneficially owns a majority of our outstanding common stock and is able to exercise significant control over matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions, and changes in management. This concentration of ownership may discourage or prevent a change in control and could limit other shareholders’ ability to influence corporate decisions.

Our operating results may fluctuate significantly.

Our future operating results may vary significantly due to numerous factors, many of which are beyond our control, including the timing and amount of operating expenses, availability of capital, regulatory developments, market acceptance of our technology, and general economic conditions. As a result, period-to-period comparisons may not be meaningful, and our operating results may fall below investor expectations.

RISKS RELATED TO OUR INDUSTRY

The facial recognition industry is highly competitive, rapidly evolving, and subject to changing public perception.

The facial recognition and biometric technology industry is characterized by rapid technological change, evolving standards, frequent product introductions, and intense competition. We compete with significantly larger, well-capitalized companies that have established brands, extensive customer relationships, and greater financial and technical resources.

In addition, public and governmental attitudes toward facial recognition technology continue to evolve. Changes in social acceptance, political sentiment, or public policy could reduce demand for facial recognition solutions or restrict their deployment.

Rapid technological change could render our technology obsolete or uncompetitive.

Our success depends on our ability to continually develop and improve our technology to address evolving industry standards, regulatory requirements, and customer expectations. If we fail to adapt to technological advancements or competing solutions, our technology may become obsolete or commercially unattractive.

Privacy laws, biometric regulations, and data protection requirements could limit adoption of our technology.

The collection and use of biometric data are subject to increasing regulation in the United States and internationally. Existing and future laws governing data privacy, biometric information, artificial intelligence, and surveillance may impose additional compliance obligations, restrict the deployment of our technology, or increase our costs.

Failure to comply with applicable laws and regulations could result in fines, penalties, litigation, reputational harm, or limitations on our ability to operate in certain jurisdictions.

Ethical concerns, algorithmic bias, and misuse of facial recognition technology could adversely affect our business.

Facial recognition technology raises ethical concerns, including the potential for algorithmic bias, inaccurate identification, and misuse in ways that may infringe individual rights. Failure to adequately address these concerns could result in reputational harm, regulatory scrutiny, reduced market acceptance, and loss of business opportunities.

RISKS RELATED TO OUR TECHNOLOGY AND INTELLECTUAL PROPERTY

Our software is complex and may contain errors or vulnerabilities.

Our technology is highly complex and may contain undetected errors, defects, or security vulnerabilities. Such issues could result in system failures, inaccurate outputs, data breaches, reputational damage, or liability, any of which could adversely affect our business and prospects.

Our use of open-source software could subject us to additional risks.

Our technology incorporates open-source software components, which are subject to specific licensing terms. These licenses may impose obligations that could require us to disclose source code or limit our ability to commercialize our technology. In addition, open-source software may present security vulnerabilities and lacks warranties or support.

We may be unable to adequately protect our intellectual property or may be subject to infringement claims.

Our success depends in part on our ability to protect our intellectual property. We rely on a combination of trade secrets, copyrights, trademarks, and contractual protections, which may be insufficient. We may also be subject to claims alleging infringement of third-party intellectual property, which could be costly to defend and could require us to obtain licenses, pay damages, or discontinue use of certain technologies.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Our common stock is subject to the SEC’s “penny stock” rules, which may limit liquidity.

Our common stock is considered a “penny stock” under SEC rules. These rules impose additional requirements on broker-dealers and may reduce trading activity, liquidity, and market value of our shares.

Future issuances of common stock could dilute existing shareholders.

We are authorized to issue a substantial number of shares of common stock. Future equity financings or issuances could result in significant dilution to existing shareholders and may adversely affect the market price of our common stock.

We do not anticipate paying dividends.

We do not expect to declare or pay dividends in the foreseeable future. Investors seeking income from dividends should not rely on an investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company recognizes the importance of cybersecurity risk management and has implemented processes designed to assess, identify, and manage material risks from cybersecurity threats in a manner appropriate for the Company’s size, complexity, and stage of development. Our approach is focused on protecting the confidentiality, integrity, and availability of our information systems and data.

Our cybersecurity risk management processes are informed by applicable legal requirements and generally accepted industry practices. These processes are integrated into our broader risk management activities and include measures intended to identify potential cybersecurity risks, mitigate vulnerabilities, and respond to cybersecurity incidents should they occur. Our activities include evaluating risks related to information systems, software development, third-party service providers, and data protection practices.

Given our development-stage status, our cybersecurity efforts are primarily focused on preventive controls, access management, data protection, and incident response planning. We may engage third-party service providers, as appropriate, to support specific cybersecurity functions, such as vulnerability assessments or advisory services.

To date, we have not identified any cybersecurity incidents or threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, cybersecurity risks cannot be eliminated entirely, and we may be subject to future cybersecurity incidents that could have a material adverse effect on our business.

Governance

Oversight of cybersecurity risk is maintained by our Board of Directors, which receives periodic updates from management regarding cybersecurity risks and related controls. Our Chief Executive Officer has primary responsibility for overseeing cybersecurity risk management and for coordinating the Company’s efforts to identify, assess, and manage cybersecurity risks.

Management is responsible for implementing and maintaining processes designed to address cybersecurity risks and to respond to incidents, should they occur. As the Company grows and its operations evolve, we expect our cybersecurity governance and risk management practices to continue to develop.

ITEM 2. PROPERTIES

The Company leases office space located at Icon Tower, First Floor, Dubai Internet City, Dubai, United Arab Emirates. The Company pays approximately $2,000 per month in rent for this facility, which is used for administrative and development-related activities.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not currently a party to any material pending or threatened legal proceedings. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business; however, such matters have not had a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

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

	High	Low
2025
Quarter ended December 31	$0.40	$0.2650
Quarter ended September 30	$1.00	$0.2650
Quarter ended June 30	$1.00	$0.3650
Quarter ended March 31	$0.6501	$0.6501

2024
Quarter ended December 31	$94.50	$0.10	*
Quarter ended September 30	$85.49	$81.00
Quarter ended June 30	$111.55	$81.00
Quarter ended March 31	$81.00	$81.00

* On or about, October 11, 2024 (“FINRA”) announced that a Reverse Split of Four Hundred Fifty-for-1 (450-for-1) of the issued and outstanding shares of the Company’s Common Stock would be made effective in the marketplace as of market open on October 14, 2024, the foregoing high and low share prices reflect the post-reverse split price per share.

Holders

As of December 31, 2025, there were 44,296,895 shares of the Company’s common stock issued and outstanding, held by approximately 149 holders of record. Of these shares, 29,255,638 were restricted and 15,041,257 were non-restricted. The transfer agent for the Company’s common stock is VStock Transfer LLC, Woodmere, New York.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal year ended December 31, 2025.

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

Results of Operations for the Years Ended December 31, 2025 and 2024

Revenues

We had no revenue for the years ended December 31, 2025 and 2024, respectively.

Operating Expenses

Operating expenses increased to $171,852 for the year ended December 31, 2024, from $3,297,858 for the year ended December 31, 2024. The increase in operating expenses was the result of increased stock-based compensation for the year ended December 31, 2024.

Other Income (Expenses)

We had other expenses of $35,633 for the year ended December 31, 2025, as compared with other income of $36,820 for the year ended December 31, 2024.

Our other expenses for the year ended December 31, 2025, consisted mainly of interest expense. Our other expenses for the year ended December 31, 2024 consisted mainly of interest expense netted against a gain on settlement of debt.

Net Loss

We recorded a net loss of $207,485 for the year ended December 31, 2025, as compared with a net loss of $3,261,038 for the year ended December 31, 2024.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $29,600,786 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of December 31, 2025, we had total current assets of $0 and total assets in the amount of $0. Our total current liabilities as of December 31, 2025, were $630,860. We had a working capital deficit of $630,860 as of December 31, 2024, compared with a working capital deficit of $573,575 as of December 31, 2025.

Operating activities used $205,797 in cash for the year ended December 31, 2025, as compared with $66,834 used for the year ended December 31, 2024. Our negative operating cash flows for 2025 was the result of our net loss for the year, mainly offset by changes in operating assets and liabilities and shares issued for services. Our negative operating cash flows for 2024 was the result of our net loss for the year, mainly offset by changes in operating assets and liabilities, shares issued for services and loss on acquisition of assets.

Cash flows provided by financing activities during the year ended December 31, 2025 amounted to $205,797, as compared with cash provided of $66,834 for the year ended December 31, 2024. Our positive financing cash flow for the year ended December 31, 2025 resulted from the sales of common stock and proceeds from notes payable. Our positive financing cash flow for the year ended December 31, 2024 resulted from proceeds from notes payable.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

During the year ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March, 31, 2026, the Company’s current directors and executive officers are as follows:

Name	Age	Position(s)
Kevin Rodan Levy	31	President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors
Carlos Pena	38	Chief Financial Officer

Effective February 17, 2026, the following individuals resigned from their respective positions with the Company,:

•	Andrew Gaudet resigned as Director and Chief Operating Officer;
•	Waqas Nakhwa resigned as Chairman, Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director;
•	Navneet B. Tayal resigned as Director; and
•	Vineet Jawa resigned as Director.

Effective February 17, 2026, Kevin Rodan Levy was appointed as Sole Director of the Company; Chief Executive Officer; President; Chief Financial Officer; Secretary; and Treasurer.

On March 31, 2026, the Board of Directors of Catalyst Crew Technologies Corp. (the “Company”) appointed Carlos Peña, age 38, as Chief Financial Officer of the Company.

Term of Office

All the Company’s directors hold office until the next annual meeting of the stockholders or until their successors is elected and qualified. The Company’s executive officers are appointed by the Company’s board of directors and hold office until their resignation, removal, death or retirement.

Background and Business Experience

Kevin Rodan Levy: since 2021, Dr. Levy, age 31, has served as Chief Executive Officer of Grupo Casamed 18 C.A., a healthcare services company, where he has overseen healthcare service operations and development initiatives. He has also served as Chief Executive Officer of EmpleUp, a recruitment and human capital platform. His professional experience includes healthcare delivery management, healthcare operations, and the development of technology-enabled service platforms.

Dr. Levy earned his medical degree (Médico Cirujano) from Universidad Central de Venezuela – Escuela José María Vargas in January 2020. From January 2021 through December 2021, he served as a Rural Physician at Ambulatorio Rosario Milano in San Antonio de los Altos, Venezuela.

Dr. Levy completed a Master of Business Administration (MBA) at Instituto de Estudios Superiores de Administración (IESA), in April 2025. His additional professional training includes advanced cardiac life support certification through the American Heart Association, coursework in artificial intelligence applications in healthcare, medical imaging interpretation, leadership development, and financial market analysis.

The Company believes Dr. Levy’s combined background in clinical medicine, healthcare operations, business administration, and technology-focused training, including artificial intelligence applications relevant to healthcare analytics and digital health platforms, qualifies him to serve as the Company’s Chief Executive Officer and sole Director.

Carlos Pena: Mr. Peña has over ten years of experience in accounting, financial management, and audit support. Over the past five years, from 2021 to the present, Mr. Peña has worked as an independent accountant providing financial reporting, tax compliance, payroll administration, and related accounting services to various businesses. From March 2024 to the present, Mr. Peña has served as Supervisor of Administration and Finance for Aerovip, an aviation company based in Caracas, Venezuela, where he is responsible for overseeing financial operations, budgeting, internal controls, financial reporting, and audit coordination.

From 2023 to 2024, Mr. Peña also provided accounting and audit support services through Morales, Morales y Asociados, where he participated in audit procedures, internal control evaluations, and financial reporting processes. From 2020 to 2021, Mr. Peña worked with GSI Food Inc. as an accounts payable analyst, where he was responsible for managing expense processes, financial reporting support, and monthly close activities.

Earlier in his career, Mr. Peña held accounting and finance roles with organizations including Ostos, Velazquez & Asociados (KPMG affiliate), Netser Venezuela, Vivir Seguros, and Banesco Seguros, where he gained experience in tax compliance, financial reporting, reconciliations, and internal controls. Mr. Peña holds a degree in Public Accounting from Universidad Alejandro de Humboldt in Caracas, Venezuela.

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2025 and that such reports were timely.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this Report, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s Board of Directors during 2025 and 2024 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

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

Board of Directors; Attendance at Meetings

The Board held no meetings and acted by unanimous written consent one time during the year ended December 31, 2025. The Board held no meetings and acted by unanimous written consent two times during the year ended December 31, 2024. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

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

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Our CEO collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2025, by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each person known by us to beneficially own more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

As of December 31, 2025, there were 44,296,895 shares of common stock issued and outstanding. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Catalyst Crew Technologies Corp., 30 North Gould Street, Suite R, Sheridan, Wyoming 82801.

Beneficial Ownership of Common Stock

Name of Beneficial Owner	Position	Shares Beneficially Owned	% of Outstanding Shares
Andrew Gaudet	Chief Operating Officer and Director	29,002,223	65.47%
Waqas Nakhwa	Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, and Secretary	162,100	0.37%
Vineet Jawa	Director	0	0%
Navneet B. Tayal	Director	0	0%
All directors and executive officers as a group (4 persons)	—	29,164,323	65.84%

Notes:

1.	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and includes shares over which the beneficial owner has voting and/or investment power.
2.	Except as otherwise indicated, each person listed above has sole voting and dispositive power with respect to the shares beneficially owned.
3.	All shares beneficially owned by Andrew Gaudet are restricted securities bearing a legend under the Securities Act of 1933.

Changes in Control

On February 17, 2026, Kevin Rodan Levy acquired 28,000,000 shares of the Company’s common stock from Andrew Gaudet pursuant to a certain Affiliate Stock Purchase Agreement dated February 17, 2026. Prior to the transaction, Mr. Gaudet was the Company’s majority shareholder. As a result of the transaction, Dr. Levy became the Company’s majority shareholder. Following the stock purchase transaction and the issuance of 12,000,000 shares of common stock to Dr. Levy pursuant to the Asset Purchase Agreement, Dr. Levy beneficial owned approximately 40,000,000 shares of the Company’s common stock, representing approximately 71.1% of the Company’s issued and outstanding shares.

The stock purchase transaction resulted in a change in control of the Company.

Additionally, effective February 17, 2026, in connection with the change in control described in Item 5.01 above, the following individuals resigned from their positions with the Company:

•	Andrew Gaudet resigned as Director and Chief Operating Officer;
•	Waqas Nakhwa resigned as Chairman, Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director;
•	Navneet B. Tayal resigned as Director; and
•	Vineet Jawa resigned as Director.

The resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Effective February 17, 2026, Kevin Rodan Levy was appointed as the Company’s sole Director, on the same day Dr. Levy was also appointed as Chief Executive Officer, President, Chief Financial Officer, Secretary, and Treasurer of the Company. There are no arrangements or understandings between Dr. Levy and any other person pursuant to which he was selected as a director or officer.

Other than the foregoing, there are no arrangements, agreements, or pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company’s Board of Directors is currently composed of one member, Dr. Kevin Rodan Levy, who is not considered independent.

On February 17, 2026, Kevin Rodan Levy acquired 28,000,000 shares of the Company’s common stock from Andrew Gaudet pursuant to a certain Affiliate Stock Purchase Agreement dated February 17, 2026. Prior to the transaction, Mr. Gaudet was the Company’s majority shareholder. As a result of the transaction, Dr. Levy became the Company’s majority shareholder.

Immediately following the stock purchase transaction and the issuance of 12,000,000 shares of common stock to Dr. Levy pursuant to the Asset Purchase Agreement, Dr. Levy beneficial owned approximately 40,000,000 shares of the Company’s common stock, representing approximately 71.1% of the Company’s issued and outstanding shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s principal accountant, Beckles & Co. Inc., for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports for the fiscal years ended December 31, 2025 and 2024 were $20,000 and $20,000, respectively. These services also included fees associated with statutory and regulatory filings and engagements.

Audit-Related Fees

The aggregate fees billed by Beckles & Co. Inc. for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements, but not reported under “Audit Fees,” for the fiscal years ended December 31, 2025 and 2024 were $0 and $0, respectively.

Tax Fees

The Company did not incur any fees for tax-related services provided by Beckles & Co. Inc. during the fiscal years ended December 31, 2025 and 2024.

All Other Fees

The Company did not incur any other fees billed by Beckles & Co. Inc. for products or services during the fiscal years ended December 31, 2025 and 2024.

Pre-Approval Policies and Procedures

All services performed by Beckles & Co. Inc. were pre-approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1. Financial Statements.

The Company’s Balance Sheets as of December 31, 2025 and 2024, the Statements of Operations for the years ended December 31, 2025 and 2024, the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024, and the Statements of Cash Flows for the years ended December 31, 2025 and 2024, together with the notes thereto and the report of Beckles & Co. Inc., the Company’s independent registered public accounting firm, as required by Item 8 of this Annual Report on Form 10-K, are included in Item 8 of this Report.

2. Financial Statement Schedules.

All financial statement schedules have been omitted because they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3. Exhibits.

The following exhibits are filed as part of this Report or are incorporated herein by reference. Exhibit numbers correspond to the numbering system set forth in Item 601 of Regulation S-K.

EXHIBIT	DESCRIPTION
3.1(1)	Articles of Incorporation, as amended
3.2(1)	Bylaws
3.3(2)	Certificate of Amendment to the Articles of Incorporation
3.4(2)	Certificate of Change Reflecting Reverse Stock Split
10.1(3)	Asset Purchase Agreement, dated February 17, 2026, by and between Catalyst Crew Technologies Corp. and Kevin Rodan Levy.*
10.2(1)	Intellectual Property Assignment Agreement, dated February 17, 2026, by and between Catalyst Crew Technologies Corp. and Kevin Rodan Levy.*
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *
32.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase#
101.DEL	Inline XBRL Inline XBRL Taxonomy Extension Definition Linkbase#
101.LAB	Inline XBRL Inline XBRL Taxonomy Extension Labels Linkbase#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase#
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

(1) Filed with the SEC on February 5, 2024 as an exhibit to the Company’s Registration Statement on Form 10-12G

(2) Filed with the SEC on August 16, 2024 as an exhibit to a Current Report on Form 8-K

(3) Filed with the SEC on February 25, 2026 as an exhibit to a Current Report on Form 8-K

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Crew Technologies Corp.

Date: April 15, 2026

By:	/s/ Kevin Rodan Levy
Name:	Kevin Rodan Levy
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2026	By:	/s/ Kevin Rodan Levy
	Name:	Kevin Rodan Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2026	By:	/s/ Carlos Pena
	Name:	Carlos Pena
	Title:	Chief Financial Officer
(Principal Financial Officer)

Catalyst Crew Technologies Corp.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Catalyst Crew Technologies, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Catalyst Crew Technologies, Corp as of December 31, 2025 and 2024, the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No matters identified in the audit were considered to be critical audit matters.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company's auditor since 2024

West Palm Beach, FL

April 15, 2026

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph.561 689-4093

Fax: 954 827-0968

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

BALANCE SHEETS

(Aaudited)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	235,923	234,229
Notes payable - related party	88,042	88,042
Notes payable	272,304	216,713
Convertible notes payable	34,591	34,591
Total current liabilities	630,860	573,575

Total liabilities	630,860	573,575

Stockholders' deficit

Preferred stock, $0.0001 par value, 280,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-

Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-

Series B Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-

Common stock, $0.001 par value, 700,000,000 shares authorized, 44,296,895 and 29,276,895 and shares issued and outstanding as of December 31, 2025 and 2024, respectively	44,298	29,278
Additional paid in capital	28,925,628	28,790,448
Accumulated deficit	(29,600,786)	(29,393,301)
Total stockholders' deficit	(630,860)	(573,575)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the consolidated financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

STATEMENTS OF OPERATIONS

(Audited)

	For the year ended
	December 31, 2025	December 31, 2024

Revenue	$-	$-

Operating expenses
General and administrative	149,450	3,213,828
Professional fees	22,402	84,030
Total operating expenses	171,852	3,297,858

Loss from operations	(171,852)	(3,297,858)

Other income (expenses)
Gain on settlement of debt	-	73,582
Interest expense	(35,633)	(36,762)
Total other expenses	(35,633)	36,820

Net loss before tax provision	(207,485)	(3,261,038)
Tax provision	-	-
Net loss	$(207,485)	$(3,261,038)

Net loss per common share - basic and diluted	$(0.01)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	32,651,251	29,276,895

See accompanying notes to the consolidated financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

STATEMENTS OF STOCKHOLDERS' DEFICIT

(Audited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	256,332	257	25,631,643	(26,132,263)	(500,363)
Stock issued for services	29,000,000	29,000	3,143,333	-	3,172,333
Stock issued for settlement of debt	20,563	21	15,472	-	15,493
Net loss	-	-	-	(3,261,038)	(3,261,038)
Balance, December 31, 2024	29,276,895	29,278	28,790,448	(29,393,301)	(573,575)
Shares issued for cash	15,020,000	15,020	135,180	-	150,200
Net loss	-	-	-	(207,485)	(207,485)
Balance, December 31, 2025	44,296,895	44,298	28,925,628	(29,600,786)	(630,860)

See accompanying notes to the consolidated financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP. )

STATEMENTS OF CASH FLOWS

(Audited)

	For the year ended
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net loss	$(207,485)	$(3,261,038)
Shares issued for services	-	3,172,333
Loss on acquisition of assets	-	(73,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	1,694	95,453
Net cash used in continuing operating activities	(205,791)	(66,834)

Cash Flows from Financing Activities:
Proceed from the sale of common stock	150,200
Proceeds from notes payable	55,591	66,834
Net cash provided by financing activities	205,791	66,834

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued to settle debt	$-	$15,493

See accompanying notes to the consolidated financial statements

Catalyst Crew Technologies Corp.

(FKA BLUE CHIP TECHNOLOGIES CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the year ended December 31, 2025, the Company incurred net losses of $207,485 and accumulated deficits of $29,600,786. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2025 and 2024.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of archived images, and property and equipment, stock-based and other compensation, and other accrued expenses. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2025 and 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements on December 31, 2025 and 2024.

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

NOTE 4 – NOTES PAYABLE

Promissory notes payable as of December 31, 2025 and 2024 consists of the following:

December 31, 2025	December 31, 2024
$73,228	$73,228
2,500	2,500
20,000	20,000
4,571	4,571
763	763
7,341	7,341
2,500	2,500
5,000	5,000
13,000	13,000
8,000	8,000
976	976
12,000	12,000
3,500	3,500
5,000	5,000
6,123	6,123
5,000	5,000
12,000	12,000
1,341	1,341
1,498	1,498
5,300	5,300
3,000	3,000
1,791	1,791
7,500	7,500
4,500	4,500
668	668
6,500	6,500
3,113	3,113
250	-
6,500	-
10,000	-
2,265	-
980	-
10,000	-
3,874	-
3,500	-
5,000	-
3,500	-
1,832	-
742
7,148
$272,304	$216,713

During the year ended December 31, 2025, the Company has issued various promissory notes amounting to $55,597 for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the years ended December 31, 2025 and 2024, the Company recorded interest expense of $19,648 and $27,716, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2025 and 2024 consists of the following:

December 31, 2025	December 31, 2024
$15,487	$15,487
11,103	11,103
-	-
8,000	8,000
$34,591	$34,591

On November 15, 2024, the Company issued 20,563 restricted shares of common stock (Post split) valued at $15,492 based on the stock price on the date of the agreement to settle a certain $75,000 note payable and 14,075 in accrued interest, the difference of $73,582 was recorded as a gain on settlement of notes payable for the year ended December 31, 2024.

During the year ended December 31, 2025 and 2024, the Company recorded interest expense of $7,182 and $12,975, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2025 and 2024, the Company had notes due to the shareholder of $88,042 and 88,042, respectively.  The notes carry an interest rate of 10% and are due upon demand.

During the year ended December 31, 2025 and 2024, the Company recorded interest expense of 8,804 and $8,828, respectively.

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

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following on December 31, 2025 and 2024:

	2025	2024
Deferred income tax assets:	$6,216,165	$6,172,593
Valuation allowance	(6,216,165)	(6,172,593)
Net deferred tax asset	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows on December 31, 2025 and 2024:

	2025	2024
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

As of December 31, 2025, the Company had net operating loss carryforwards of approximately $29,600,786 and net operating loss carryforwards expire in 2024 through 2032. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2025 and 2024 the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 9 – STOCKHOLDERS’ EQUITY

As of December 31, 2025 and 2024, the Company had 44,296,895 and 29,276,895 shares of common stock issued and outstanding.

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

During the year ended December 31, 2025, the Company issued 15,020,000 shares of common stock for $150,200 cash.

NOTE 10 – SUBSEQUENT EVENTS

On February 17, 2026, the Company entered into an Asset Purchase Agreement pursuant to which the Company acquired certain assets relating to (i) an artificial intelligence-enabled healthcare analytics platform and (ii) a technology-enabled healthcare services coordination platform. In consideration for the Acquired Assets, the Company issued 12,000,000 restricted shares of common stock.

The issuance of the 12,000,000 shares resulted in a change in control which resulted in the following individuals resigning from their respective positions with the Company, effective February 17, 2026:

•        Andrew Gaudet resigned as Director and Chief Operating Officer;

•        Waqas Nakhwa resigned as Chairman, Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director;

•        Navneet B. Tayal resigned as Director; and

•        Vineet Jawa resigned as Director.

Effective February 17, 2026, Kevin Rodan Levy was appointed as Sole Director of the Company; Chief Executive Officer; President; Chief Financial Officer; Secretary; and Treasurer.

