Form 10-K/A
period 2025-12-31
Catalyst Crew Technologies Corp.
filed 2026-05-04
CIK 1477960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Av. Rómulo Gallegos con Av. Las Palmas

Edif. Torre Gerencial Los Andes

Caracas 1071, Venezuela

(Address of principal executive offices, including zip code.)

+1 787 476 2350

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

CATALYST CREW TECHNOLOGIES CORP.

Report on Form 10-K

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Catalyst Crew Technologies Corp. (the “Company”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on April 16, 2026 (the “Original Filing”).

The Company is filing this Amendment to revise and update certain disclosures in the Original Filing, including disclosures contained in Item 1 (Business), Item 1A (Risk Factors), Item 1C (Cybersecurity), Item 2 (Properties), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), and Item 13 (Certain Relationships and Related Transactions, and Director Independence), in order to reflect certain subsequent events and related developments, correct certain inconsistencies, and enhance disclosure.

This Amendment does not amend or otherwise modify the Company’s audited financial statements, notes thereto, or any other financial information included in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing except as specifically described herein.

Except as expressly set forth in this Amendment, the Original Filing remains unchanged and continues to speak as of the date of the Original Filing. This Amendment should be read in conjunction with the Original Filing.

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

ITEM 1. BUSINESS

Corporate Overview

Catalyst Crew Technologies Corp. (“Catalyst Crew,” the “Company,” “we,” “us,” or “our”) is a development-stage technology company focused on the development and intended commercialization of artificial intelligence-enabled healthcare technology solutions.

The Company’s current business strategy centers on the development of an artificial intelligence (“AI”) healthcare analytics platform and a technology-enabled healthcare services coordination model designed to support clinical decision-making, patient management, and healthcare delivery optimization. These technologies are intended to integrate machine learning, data analytics, and software-based tools to support healthcare providers and organizations.

The Company was originally incorporated in Nevada on September 11, 2008. Following a series of corporate reorganizations, changes in control, and strategic shifts, the Company transitioned its business focus in February 2026 in connection with the acquisition of certain healthcare technology assets, as described below.

As of December 31, 2025, the Company had not generated revenue from its current business operations and remained in the development stage.

Business Overview – AI Healthcare Platform

The Company is developing an artificial intelligence-enabled healthcare analytics platform designed to support data-driven clinical insights and operational efficiencies. The platform is intended to incorporate machine learning models, data processing capabilities, and analytical tools to assist in areas such as disease risk assessment, diagnostic support, and patient monitoring.

The Company’s technology is expected to be modular and adaptable, allowing for integration with various healthcare data sources, including structured and unstructured datasets. While still under development, the Company intends for its platform to support multiple clinical domains, including cardiovascular, pulmonary, and neurological applications.

The Company’s current development initiatives include technologies referred to as:

•	CardioAI – intended to support cardiovascular risk assessment and related analytics
•	PulmoAI – intended to support pulmonary condition analysis and predictive modeling
•	NeuroAI – intended to support neurological condition assessment and related insights

These technologies remain under development and have not been commercialized. The Company has not generated revenue from these activities.

Technology-Enabled Healthcare Services Model

In addition to its analytics platform, the Company is developing a technology-enabled healthcare services coordination model intended to support the delivery of healthcare services through a combination of digital tools and coordinated care frameworks.

This model is intended to facilitate patient engagement, remote monitoring, and coordination between healthcare providers, subject to applicable regulatory requirements. The Company anticipates that such services may be delivered through a combination of telehealth and in-person care models, although such services have not yet been operationalized.

Development Status

The Company is a development-stage entity and has not yet generated revenue from its current business operations.

During the year ended December 31, 2025, the Company had limited operations and did not engage in significant development activities related to its current business strategy. The Company’s present business focus was established subsequent to year end in February 2026.

Since that time, the Company has commenced initial development planning, technology evaluation, and strategic structuring activities related to its AI healthcare platform and services model. These activities remain in early stages and are subject to significant risks and uncertainties.

The Company’s ability to advance its business plan will depend on a number of factors, including access to capital, successful development of its technology, regulatory considerations, and market acceptance.

Corporate Structure

As of the date of this report, the Company conducts its operations through its wholly-owned subsidiary, Inversiones Long 33, C.A., a corporation organized under the laws of Venezuela.

The subsidiary is intended to serve as the Company’s operating entity in Venezuela and as part of its broader Latin American strategy.

Intellectual Property

The Company’s intellectual property consists primarily of software, machine learning models, datasets, and related technologies associated with its AI healthcare platform.

In February 2026, the Company acquired certain intellectual property and related assets pursuant to an Asset Purchase Agreement with its Chief Executive Officer. In April 2026, certain of these intellectual property assets were assigned to the Company’s wholly-owned subsidiary as part of an internal reorganization of operations. No additional consideration was paid in connection with such assignment.

The Company intends to pursue appropriate intellectual property protection where practicable; however, there can be no assurance that such protection will be available or sufficient to protect the Company’s technology.

Target Markets and Strategy

The Company intends to focus on healthcare markets in Latin America, with an initial emphasis on Venezuela, subject to regulatory and infrastructure considerations.

The Company’s strategy is to develop and deploy its AI healthcare platform and services model through a combination of technology licensing, service delivery, and strategic partnerships. The Company has not yet established commercial agreements or finalized its go-to-market strategy.

Regulatory Environment

The Company’s intended operations are subject to a variety of regulatory requirements, including those related to healthcare delivery, data privacy, and the use of artificial intelligence in clinical settings.

These regulatory frameworks may vary by jurisdiction and may impact the Company’s ability to develop, deploy, and commercialize its technology and services. Compliance with such regulations may require significant time and resources.

Employees

As of December 31, 2025, the Company had no full-time employees and relied on independent contractors.

The Company expects to expand its workforce as its development activities progress, subject to the availability of capital.

Corporate History

The Company was incorporated on September 11, 2008, as a Nevada corporation under the name Hermes Jet Inc. The Company initially intended to operate in the executive aircraft brokerage sector but did not establish sustained operations.

In January 2011, the Company filed a registration statement on Form S-1 under the Securities Act of 1933. Due to the lack of meaningful operations, the Company suspended its reporting obligations in June 2013 by filing a Form 15. The Company ceased operations in or around 2016.

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

Following the conclusion of the receivership, the Company resumed limited corporate activities under new management. In March 2023, the Company entered into an asset purchase agreement pursuant to which it acquired certain data analytics–related assets and evaluated opportunities in data-driven software development. These activities did not result in sustained operations or revenue generation.

In September 2023, the Company restructured its executive leadership and board of directors and explored development opportunities through operating subsidiaries. During this period, the Company remained inactive from a revenue-generating perspective.

In June 2024, following additional changes in management and control, the Company undertook a strategic review of its business. As a result, the Company discontinued its prior data analytics initiatives, relinquished its interests in subsidiaries associated with those activities, and remained largely inactive while evaluating new strategic opportunities.

On February 17, 2026, a change in control of the Company occurred when Kevin Rodan Levy acquired a controlling interest in the Company’s common stock through a private transaction. Concurrently, the Company entered into an Asset Purchase Agreement with Dr. Levy pursuant to which it acquired certain assets relating to (i) an artificial intelligence-enabled healthcare analytics platform and (ii) a technology-enabled healthcare services coordination platform.

In connection with the change in control, the Company’s prior officers and directors resigned, and Dr. Levy was appointed as the Company’s sole director and as Chief Executive Officer, President, Chief Financial Officer, Secretary, and Treasurer.

Following these transactions, the Company adopted a new strategic direction focused on the development of artificial intelligence-enabled healthcare technology solutions.

On March 23, 2026, the Company acquired one hundred percent (100%) of the issued and outstanding shares of Inversiones Long 33, C.A., a corporation organized under the laws of Venezuela, which is intended to serve as the Company’s operating subsidiary in Venezuela and as part of its broader Latin American strategy.

On April 9, 2026, certain intellectual property assets previously acquired by the Company were assigned to Inversiones Long 33, C.A. as part of an internal reorganization of the Company’s operations. No additional consideration was paid in connection with such assignment.

On March 31, 2026, the Company appointed Carlos Peña as Chief Financial Officer.

The Company approved a change of its corporate name to Catalyst Crew Technologies Corp. to reflect its current business focus and intends to effect such name change at a time deemed appropriate by management, subject to applicable regulatory approvals.

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

We are a development-stage technology company and have not yet generated revenue from operations. Since inception, we have incurred net losses and expect to continue to incur losses for the foreseeable future as we continue to develop our artificial intelligence-enabled healthcare technology platform and related business operations.

We have a limited operating history upon which to evaluate our business prospects, particularly in light of our recent change in control and strategic transition in February 2026, and there can be no assurance that our development efforts will result in commercially viable products or services.

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

Our operations depend heavily on the continued services of our President and Chief Executive Officer, who is also the source of certain of the Company’s intellectual property, who devotes a portion of his time to our business and may have other professional obligations. The loss of his services, or our inability to attract and retain additional qualified personnel, could materially harm our development efforts and business prospects.

We rely on intellectual property acquired from our Chief Executive Officer, and any dispute regarding such intellectual property could adversely affect our business.

In February 2026, we acquired certain intellectual property and related assets from our Chief Executive Officer pursuant to an asset purchase agreement. As a result, our business is dependent on intellectual property that was originally developed or controlled by a related party.

Although such intellectual property has been assigned to the Company and, subsequently, to its wholly-owned subsidiary as part of an internal reorganization, there can be no assurance that ownership rights will not be challenged or that additional actions will not be required to perfect or defend such rights. Any dispute or uncertainty regarding our intellectual property could materially adversely affect our business.

Our business operations are expected to be conducted in Venezuela, which presents significant economic, regulatory, and political risks.

We intend to conduct operations through our wholly-owned subsidiary in Venezuela. Operations in Venezuela are subject to significant risks, including economic instability, currency controls, regulatory uncertainty, political developments, and potential limitations on the repatriation of funds.

These factors may adversely affect our ability to operate, generate revenue, access capital, or enforce contractual and intellectual property rights.

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

RISKS RELATED TO OUR INDUSTRY

The healthcare technology and artificial intelligence industry is highly competitive, rapidly evolving, and subject to significant regulatory and market uncertainty.

The healthcare technology and artificial intelligence industry is characterized by rapid technological change, evolving industry standards, frequent product introductions, and intense competition. We expect to compete with a broad range of companies, including established healthcare technology providers, software developers, medical device companies, and emerging artificial intelligence-focused enterprises, many of which have significantly greater financial, technical, and operational resources than we do.

These competitors may have longer operating histories, greater brand recognition, established customer relationships, and more extensive distribution networks. In addition, competitors may be able to devote greater resources to research and development, regulatory compliance, and commercialization efforts, which could enable them to develop or deploy competing technologies more quickly or effectively than we can.

The industry in which we operate is also subject to rapid shifts in technology and customer preferences. New technologies or alternative approaches to healthcare analytics and service delivery may emerge that render our solutions less competitive or obsolete. If we are unable to successfully compete in this environment, our business, financial condition, and results of operations could be materially adversely affected.

Rapid technological change could render our technology obsolete or uncompetitive.

The markets for artificial intelligence and healthcare technology are subject to ongoing technological advancement, including the introduction of new algorithms, data processing techniques, software platforms, and analytical tools. Our success depends on our ability to develop, maintain, and enhance our technology in response to these advancements.

If we are unable to keep pace with technological developments or fail to anticipate changes in market demand, our technology may become outdated or less attractive relative to competing solutions. Additionally, competitors may develop superior technologies that offer improved performance, greater functionality, or lower costs, which could negatively impact our ability to attract customers or partners.

The development and implementation of new technologies may also require substantial time and financial resources. There can be no assurance that our development efforts will be successful or that we will be able to effectively integrate new technologies into our platform on a timely basis, if at all.

Healthcare, data privacy, and artificial intelligence regulations may limit the development, deployment, or adoption of our technology.

Our intended business activities are subject to a variety of domestic and international laws and regulations governing healthcare services, patient data, data privacy, and the use of artificial intelligence. These regulatory frameworks are complex, evolving, and may vary significantly by jurisdiction.

Regulations applicable to healthcare technology may include requirements related to patient privacy, data protection, clinical validation, licensing of healthcare services, and the use of software in medical decision-making. In addition, emerging regulatory frameworks governing artificial intelligence may impose new obligations related to transparency, accountability, data usage, and system performance.

Compliance with these laws and regulations may require significant time, effort, and expense, and may delay or limit our ability to develop, deploy, or commercialize our technology. Failure to comply with applicable regulatory requirements could result in fines, penalties, legal liability, reputational harm, or restrictions on our operations.

Furthermore, regulatory requirements may change over time, and new laws or regulations may be enacted that impose additional obligations or restrictions. Such changes could require us to modify our technology, business practices, or market strategy, which could have a material adverse effect on our business.

Our technology has not been clinically validated and may not achieve acceptance in the healthcare market.

Our artificial intelligence healthcare platform is currently under development and has not been clinically validated or widely tested in real-world healthcare environments. As a result, there can be no assurance that our technology will produce accurate, reliable, or clinically meaningful results.

Healthcare providers, institutions, and other potential users may be reluctant to adopt new technologies that have not been validated through clinical studies or regulatory review processes. In addition, concerns regarding accuracy, reliability, or liability associated with the use of artificial intelligence in healthcare settings may limit adoption.

Even if our technology performs as intended, market acceptance will depend on a number of factors, including demonstrated clinical utility, ease of integration with existing systems, cost-effectiveness, and compliance with applicable regulations. If our technology fails to achieve market acceptance, our business prospects could be materially adversely affected.

The use of artificial intelligence in healthcare raises ethical, legal, and operational concerns that may impact adoption.

The use of artificial intelligence in healthcare presents a range of ethical, legal, and operational challenges. These include concerns related to data privacy, algorithmic bias, transparency of decision-making processes, and the potential for errors or unintended outcomes.

Healthcare providers and regulators may require that artificial intelligence systems meet certain standards for explainability, reliability, and fairness. Failure to meet these expectations could limit the adoption of our technology or result in regulatory scrutiny.

In addition, the use of artificial intelligence in clinical or operational settings may raise questions regarding responsibility and liability in the event of incorrect or adverse outcomes. Such concerns may discourage adoption by healthcare providers or lead to increased regulatory oversight.

Public perception and trust in artificial intelligence technologies may also influence adoption. Negative publicity, regulatory developments, or high-profile incidents involving artificial intelligence systems could adversely affect market acceptance of our technology.

Market adoption of our technology may be slower than anticipated or may not occur at all.

The adoption of new healthcare technologies, particularly those involving artificial intelligence, can be slow and subject to a variety of barriers. These may include regulatory approval processes, integration challenges with existing healthcare systems, cost considerations, and resistance to change within healthcare organizations.

Healthcare providers may require significant evidence of clinical and economic benefits before adopting new technologies. In addition, the implementation of new systems may require training, workflow adjustments, and investment in supporting infrastructure.

There can be no assurance that our technology will achieve widespread adoption within the healthcare industry or that adoption will occur within the timeframes we anticipate. If adoption is slower than expected or does not occur, our ability to generate revenue and achieve profitability could be materially adversely affected.

RISKS RELATED TO OUR TECHNOLOGY AND INTELLECTUAL PROPERTY

Our technology is complex and may contain errors, defects, or vulnerabilities that could adversely affect our business.

Our artificial intelligence-enabled healthcare technology platform is inherently complex and involves the integration of software systems, machine learning models, data processing tools, and analytical components. Such systems may contain undetected errors, defects, or security vulnerabilities, particularly during the development stage.

Errors or defects in our technology could result in inaccurate outputs, system failures, interruptions in service, or compromised data integrity. In the context of healthcare-related applications, such issues may have heightened consequences, including potential harm to users, loss of confidence in our technology, and exposure to legal liability.

In addition, our systems may be vulnerable to cybersecurity risks, including unauthorized access, data breaches, or other malicious activities. Any failure to adequately identify, manage, or remediate such issues could result in reputational damage, regulatory scrutiny, loss of business opportunities, or financial losses.

Our use of open-source software may subject us to additional risks and obligations.

We utilize, and expect to continue to utilize, open-source software components in the development of our technology. Open-source software is typically governed by license agreements that may impose certain obligations, including requirements to disclose source code, license derivative works under the same terms, or comply with specific attribution requirements.

Failure to comply with applicable open-source license terms could result in legal claims, require us to release proprietary source code, or limit our ability to commercialize our technology. In addition, open-source software may be more susceptible to security vulnerabilities, as the source code is publicly available, and may not be supported or maintained to the same extent as proprietary software.

While we implement processes intended to manage open-source software use and compliance, there can be no assurance that such measures will be sufficient to prevent unintended consequences.

We may be unable to adequately protect our intellectual property, which could adversely affect our competitive position.

Our success depends, in part, on our ability to protect our intellectual property, including software, algorithms, models, datasets, and other proprietary technologies. We rely on a combination of contractual protections, trade secrets, copyrights, trademarks, and, where applicable, patent registrations to safeguard our intellectual property.

These protections may be insufficient to prevent unauthorized use, disclosure, or misappropriation of our intellectual property. Third parties may independently develop technologies that are similar to or competitive with ours, or may attempt to replicate aspects of our platform.

Enforcement of intellectual property rights can be costly, time-consuming, and uncertain, particularly in jurisdictions with less developed legal frameworks. Any failure to protect our intellectual property could diminish our competitive advantage and adversely affect our business.

Certain of our intellectual property was acquired from a related party, and any dispute or defect in title could adversely affect our business.

In February 2026, we acquired certain intellectual property and related assets from our Chief Executive Officer pursuant to an asset purchase agreement. As a result, our business depends on intellectual property that was originally developed, owned, or controlled by a related party.

Although we believe that we have obtained valid rights to such intellectual property, there can be no assurance that such rights will not be challenged, that all necessary assignments have been properly executed, or that additional actions will not be required to perfect or maintain our ownership interests.

Any dispute, claim, or defect in title relating to our intellectual property could result in legal proceedings, require us to obtain additional rights or licenses, or limit our ability to use such intellectual property. Any of the foregoing could have a material adverse effect on our business.

Our intellectual property is held and/or operated through a foreign subsidiary, which may present additional risks in protection and enforcement.

Certain of our intellectual property is held by, or utilized through, our wholly-owned subsidiary organized in Venezuela. As a result, the protection and enforcement of our intellectual property rights may be subject to the laws, regulations, and judicial systems of foreign jurisdictions.

The legal frameworks governing intellectual property in such jurisdictions may be less predictable or less developed than those in the United States. Enforcement of intellectual property rights may be more difficult, time-consuming, and costly, and remedies for infringement may be limited.

In addition, political, economic, or regulatory conditions in such jurisdictions may impact our ability to maintain, protect, or enforce our intellectual property rights. Any inability to effectively protect our intellectual property in foreign jurisdictions could adversely affect our business and competitive position.

We may be subject to claims that we infringe the intellectual property rights of third parties.

We may be subject to claims or allegations that our technology infringes, misappropriates, or otherwise violates the intellectual property rights of third parties. Such claims may arise from competitors, technology providers, or other parties.

Defending against intellectual property claims can be costly, time-consuming, and may divert management’s attention and resources. If we are found to infringe the intellectual property rights of others, we may be required to obtain licenses, pay damages, modify our technology, or discontinue the use of certain components.

There can be no assurance that licenses will be available on commercially reasonable terms, if at all. Any such claims or outcomes could have a material adverse effect on our business, financial condition, and results of operations.

Our technology relies on data, and limitations in access to quality data could adversely affect performance.

Our artificial intelligence models and analytics capabilities depend on access to relevant, high-quality data. Limitations in the availability, accuracy, or completeness of data could impair the performance of our technology.

In addition, restrictions related to data privacy, data sharing, or regulatory requirements may limit our ability to collect, process, or utilize data. If we are unable to obtain sufficient data or if data quality is inadequate, our technology may produce less reliable or useful outputs, which could negatively impact adoption and commercial viability.

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

Our cybersecurity risk management processes are informed by applicable legal requirements and generally accepted industry practices. These processes are integrated into our broader risk management activities and include measures intended to identify potential cybersecurity risks, assess vulnerabilities, and respond to cybersecurity incidents should they occur. Our activities include evaluating risks related to information systems, software development, third-party service providers, and data protection practices.

As the Company is developing technology intended for use in healthcare-related applications, we are mindful of the importance of safeguarding sensitive data, including potential patient or healthcare-related information. While our systems are in development and we do not currently operate at scale, we are incorporating data protection and access control considerations into our technology design and development processes.

Given our development-stage status, our cybersecurity efforts are primarily focused on preventive controls, access management, data protection, and incident response planning. We may engage third-party service providers, as appropriate, to support specific cybersecurity functions, such as vulnerability assessments, system reviews, or advisory services.

To date, we have not identified any cybersecurity incidents or threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, cybersecurity risks cannot be eliminated entirely, and as our operations expand, we may be subject to increased cybersecurity risks, including unauthorized access, data breaches, or other incidents that could have a material adverse effect on our business.

Governance

Oversight of cybersecurity risk is maintained by our Board of Directors, which receives periodic updates from management regarding cybersecurity risks and related controls.

Our Chief Executive Officer currently has primary responsibility for overseeing cybersecurity risk management and for coordinating the Company’s efforts to identify, assess, and manage cybersecurity risks, given the Company’s current size and stage of development.

Management is responsible for implementing and maintaining processes designed to address cybersecurity risks and to respond to incidents, should they occur. As the Company’s operations grow and its technology platform evolves, we expect to further develop our cybersecurity governance structure, including the potential engagement of additional personnel or third-party resources with specialized cybersecurity expertise.

ITEM 2. PROPERTIES

The Company utilizes office space located at Av. Rómulo Gallegos con Av. Las Palmas, Edif. Torre Gerencial Los Andes, Caracas 1071, Venezuela, which is provided by its Chief Executive Officer. The Company does not pay rent for the use of this facility. The space is used for administrative and development-related activities.

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

The beneficial ownership information set forth below reflects ownership as of December 31, 2025 and does not reflect changes in ownership that occurred subsequent to such date, including the change in control described below.

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

Following the stock purchase transaction and the issuance of 12,000,000 shares of common stock to Dr. Levy pursuant to the Asset Purchase Agreement, Dr. Levy beneficially owned approximately 40,000,000 shares of the Company’s common stock, representing approximately 71.1% of the Company’s issued and outstanding shares.

The stock purchase transaction resulted in a change in control of the Company.

Additionally, effective February 17, 2026, in connection with the change in control described above, the following individuals resigned from their positions with the Company:

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

Effective February 17, 2026, Kevin Rodan Levy was appointed as the Company’s sole Director and was also appointed as Chief Executive Officer, President, Chief Financial Officer, Secretary, and Treasurer of the Company. There are no arrangements or understandings between Dr. Levy and any other person pursuant to which he was selected as a director or officer.

Other than the foregoing, there are no arrangements, agreements, or pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company’s Board of Directors is currently composed of one member, Dr. Kevin Rodan Levy, who is not considered independent.

On February 17, 2026, Kevin Rodan Levy acquired 28,000,000 shares of the Company’s common stock from Andrew Gaudet pursuant to an Affiliate Stock Purchase Agreement dated February 17, 2026. Prior to the transaction, Mr. Gaudet was the Company’s majority shareholder. As a result of the transaction, Dr. Levy became the Company’s majority shareholder.

Immediately following the stock purchase transaction and the issuance of 12,000,000 shares of common stock to Dr. Levy pursuant to the Asset Purchase Agreement, Dr. Levy beneficially owned approximately 40,000,000 shares of the Company’s common stock, representing approximately 71.1% of the Company’s issued and outstanding shares.

Dr. Levy is the Company’s Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, and sole director, and is therefore considered a related party.

On February 17, 2026, the Company entered into an Asset Purchase Agreement with Dr. Levy, pursuant to which the Company acquired certain assets relating to an artificial intelligence-enabled healthcare technology platform. As consideration for the acquired assets, the Company issued 12,000,000 shares of its common stock to Dr. Levy.

In addition, the Company utilizes office space located at Av. Rómulo Gallegos con Av. Las Palmas, Edif. Torre Gerencial Los Andes, Caracas 1071, Venezuela, which is provided by Dr. Levy at no cost to the Company.

Other than as described above, there have been no transactions since January 1, 2024, or any currently proposed transactions, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

The Company has not adopted formal policies or procedures for the review, approval, or ratification of related party transactions. All related party transactions are approved by the Company’s Board of Directors, which currently consists of Dr. Levy.

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

(1) Filed with the SEC on February 5, 2024 as an exhibit to the Company’s Registration Statement on Form 10-12G

(2) Filed with the SEC on August 16, 2024 as an exhibit to a Current Report on Form 8-K

(3) Filed with the SEC on February 25, 2026 as an exhibit to a Current Report on Form 8-K

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Crew Technologies Corp.

Date: May 4, 2026

By:	/s/ Kevin Rodan Levy
Name:	Kevin Rodan Levy
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 4, 2026	By:	/s/ Kevin Rodan Levy
	Name:	Kevin Rodan Levy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2026	By:	/s/ Carlos Pena
	Name:	Carlos Pena
	Title:	Chief Financial Officer
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

