Form 10-Q
period 2026-03-31
LataMed AI Corp.
filed 2026-05-20
CIK 1477960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

LATAMED AI CORP.
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

As of May 15, 2026, the registrant had 56,134,795 shares of common stock issued and outstanding.

LATAMED AI CORP.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Intangible assets	7,824,000	-

Total assets	7,824,000	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	260,352	235,923
Notes payable - related party	88,042	88,042
Notes payable	300,688	272,304
Convertible notes payable	34,591	34,591
Total current liabilities	683,673	630,860

Total liabilities	683,673	630,860

Stockholders' deficit

Preferred stock, $0.0001 par value, 280,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-

Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-

Series B Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-

Common stock, $0.0001 par value, 700,000,000 shares authorized, 243,632 and 243,632 and shares issued and outstanding as of March 31, 2026 and December 31, 2025	56,136	44,298
Additional paid in capital	36,737,790	28,925,628
Accumulated deficit	(29,653,599)	(29,600,786)
Total stockholders' deficit	7,140,327	(630,860)

Total liabilities and stockholders' deficit	$7,824,000	$-

 See accompanying notes to the financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025

Revenue	$-	$-

Operating expenses
General and administrative	9,187	967
Professional fees	34,197	15,000
Total operating expenses	43,384	15,967

Loss from operations	(43,384)	(15,967)

Other income (expenses)
Interest expense	(9,429)	(8,488)
Total other expenses	(9,429)	(8,488)

Net loss before tax provision	(52,813)	(24,455)
Tax provision	-	-
Net loss	$(52,813)	$(24,455)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	56,134,795	29,276,895

  See accompanying notes to the financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

 CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2025	44,296,895	44,298	28,925,628	(29,600,786)	(630,860)
Shares issued for asset purchase agreement	12,000,000	12,000	7,812,000	-	7,824,000
Shares returned and cancelled	(162,100)	(162)	162	-	-
Net loss	-	-	-	(52,813)	(52,813)
Balance, March 31, 2026	56,134,795	56,136	36,737,790	(29,653,599)	7,140,327

Balance, December 31, 2024	29,276,895	29,278	28,790,448	(29,393,301)	(573,575)
Net loss	-	-	-	(24,455)	(24,455)
Balance, March 31, 2025	29,276,895	29,278	28,790,448	(29,417,756)	(598,030)

  See accompanying notes to the financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

  CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net loss	$(52,813)	$(24,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	24,429	5,440
Net cash used in continuing operating activities	(28,384)	(19,015)

Cash Flows from Financing Activities:
Proceeds from notes payable	28,384	19,015
Net cash provided by financing activities	28,384	19,015

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for intangible assets	$-	$875,000

  See accompanying notes to the financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

LataMed AI Corp.(FKA Catalyst Crew Technologies Corp.) (the “Company or “CBBB”) was incorporated in the State of Nevada on September 11, 2008. At that time the primary business of the Company was to act as a global broker for business and private jets by connecting travelers (corporations, institutions and wealthy private individuals) with executive aircraft that are independently owned and operated by third party companies or individuals. On February 5, 2015, the Company changed its name to better reflect its anticipated new business direction. The Company had received approval of its Federal Permit to distribute alcoholic beverages, which would be accomplished, through its subsidiaries, Continental Beverage Inventory and Warehousing Ltd., and promotional activities through Continental Beverage Marketing and Promotion Inc. In early 2016, the Company abandoned its activities and ceased to operate.

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

On February 17, 2026, the Company appointed Kevin Rodan Levy to serve as Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, and sole board member of the Company, effective immediately. On April 28, 2026, the Company filed a Certificate of Amendment with the Nevada Secretary of State changing the Company’s corporate name to "LataMed AI Corp.," which became effective upon filing.

On March 31, 2026, the Company's Board of Directors appointed Carlos Peña as Chief Financial Officer of the Company, effective immediately. Mr. Peña replaced Kevin Rodan Levy in the CFO role. Mr. Rodan Levy continues to serve as Chief Executive Officer, President, Secretary, Treasurer, and sole Director of the Company.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Management is of the opinion that all necessary adjustments have been made to make these interim financial statements not misleading.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During three months ended March 31, 2026, the Company incurred net losses of $52,813 and accumulated deficits of $29,653,599. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – ASSET PURCHASE AGREEMENTS

On February 17, 2026, the Company entered into an Asset Purchase Agreement pursuant to which the Company acquired various proprietary assets and intellectual property for 12,000,000 restricted shares of common stock valued at $7,932,000.

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of the acquiree were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus, the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. Management evaluated the assets and determined the value to $7,932,000 as of March 31, 2026.

NOTE 5 – NOTES PAYABLE

Promissory notes payable as of March 31, 2026 and December 31, 2025 consists of the following:

March 31, 2026	December 31, 2025
$73,228	$73,228
2,500	2,500
20,000	20,000
4,571	4,571
763	763
7,341	7,341
2,500	2,500
5,000	5,000
13,000	13,000
8,000	8,000
976	976
12,000	12,000
3,500	3,500
5,000	5,000
6,123	6,123
5,000	5,000
12,000	12,000
1,341	1,341
1,498	1,498
5,300	5,300
3,000	3,000
1,791	1,791
7,500	7,500
4,500	4,500
668	668
6,500	6,500
3,113	3,113
250	250
6,500	6,500
10,000	10,000
2,265	2,265
980	980
10,000	10,000
3,874	3,874
3,500	3,500
5,000	5,000
3,500	3,500
1,832	1,832
742	742
7,148	7,148
374	-
28,010	-
$300,688	$272,304

During the three months ended March 31, 2026, the Company has issued various promissory notes amounting to $28,384 for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense related to these notes of $5,488 and $4,547, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2026 and December 31, 2025 consists of the following:

March 31, 2026	December 31, 2025
$15,487	$15,487
11,103	11,103
8,000	8,000
$34,591	$34,591

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $1,771 and  $1,771, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2026 and December 31, 2025, the Company had notes due to its majority shareholder, Kevin Rodan Levy, of $88,042 and $88,042, respectively. The notes carry an interest rate of 10% and are due upon demand.

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense related to these notes of $2,171 and $2,171, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – STOCKHOLDERS’ EQUITY

As of  March 31, 2026 and December 31, 2025, the Company had 56,134,795 and 44,296,895 shares of common stock issued and outstanding.

On July 1, 2024, the Company’s Board of Directors approved a One for Four Hundred Fifty (1-for-450) Reverse Stock Split of the issued and outstanding shares of Common Stock. The financial statements have been retroactively restated to reflect the split.

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

On February 17, 2026, a shareholder returned and the Company cancelled 162,100 shares of common stock for no consideration.

On March 10, 2026, the Company issued 12,000,000 shares of common stock valued at $7,932,000 for certain intangible assets.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2026 through the date these financial statements were available to be issued and has identified the following material subsequent events:

On April 28, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State, changing the Company's corporate name from "Catalyst Crew Technologies Corp." to "LataMed AI Corp." The name change became effective upon filing.

On May 6, 2026, the Board of Directors of the Company approved the designation of a new series of preferred stock designated as the "Series C Voting Preferred Stock" and filed a Certificate of Designation with the Nevada Secretary of State. The principal terms include: (i) 5,000,000 authorized shares; (ii) voting rights of twenty (20) votes per share, voting together with the Company's common stock as a single class on all matters submitted to stockholders; (iii) non-convertible; (iv) liquidation preference senior to Common Stock and pari passu with any other series of Preferred Stock; and (v) non-redeemable. Protective provisions require approval of holders of a majority of outstanding Series C Preferred Stock prior to, among other things, creating or issuing any class of capital stock ranking senior to the Series C Preferred Stock, amending the terms of the Series C Preferred Stock in a manner adverse to its holders, or liquidating, dissolving, or winding up the Company.

Other than the foregoing, the Company has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Business Update

During the quarter ended March 31, 2026, the Company undertook a strategic transition toward the development of artificial intelligence-enabled healthcare technology solutions and related healthcare services infrastructure focused on Latin America.

On February 17, 2026, the Company entered into an Asset Purchase Agreement pursuant to which it acquired certain proprietary healthcare technology assets and intellectual property relating to an artificial intelligence-enabled healthcare analytics platform and a technology-enabled healthcare services coordination platform. The acquired assets include technologies intended to support data-driven healthcare analytics, patient monitoring, telehealth infrastructure, and related healthcare applications.

In connection with the Company’s strategic transition, the Company also established and organized operations through its wholly-owned Venezuelan subsidiary, Inversiones Long 33, C.A., which is intended to serve as the Company’s operating entity in Venezuela and support its broader Latin American business strategy.

During April 2026, certain intellectual property assets acquired by the Company were assigned to the subsidiary as part of an internal operational reorganization. Prior to such assignment, the subsidiary had no material operations, assets, liabilities, or standalone financial history.

Current activities are focused on organizational development, operational structuring, technology evaluation, regulatory planning, and business development initiatives related to the Company’s intended healthcare technology platform and services model.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenues

We had no revenue for three months ended March 31, 2026 and 2025.

Operating Expenses

Operating expenses increased to $43,384 for the three months ended March 31, 2026, from $15,967 for the same period ended March 31, 2025.

The increase in operating expenses is the result of additional professional fees incurred during the three months ended March 31, 2026.

Other Income (Expenses)

We had other expenses of $9,429 for the three months ended March 31, 2026, as compared with other expenses of $8,488 for the three months ended March 31, 2025. The increase in other expenses is the result of increased interest expense incurred during the three months ended March 31, 2026.

Net Loss

We recorded a net loss of $52,813 for the three months ended March 31, 2026, as compared with a net loss of $24,455 for the three months ended March 31, 2025.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During three months ended March 31, 2026, the Company incurred net losses of $52,813 and accumulated deficits of $29,653,599. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 2026, we had total current assets of $0 and total assets in the amount of $7,824,000. Our total current liabilities as of March 31, 2026 were $683,673. We had a working capital deficit of $683,673 as of March 31, 2026, compared with a working capital deficit of $630,860 as of December 31, 2025.

Operating activities used $28,384 in cash for the three months ended March 31, 2026, as compared with $19,015 used for the three months ended March 31, 2025. Our negative operating cash flows for 2026 and 2025 was largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities.

We used no cash in investing activities for the three months ended March 31, 2026 and 2025.

Cash flow provided from financing activities was $28,384 for the three months ended March 31, 2026, as compared with $19,015 provided by cash flows for financing activities during the three months ended March 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended March 31, 2026.

PART II. OTHER INFORMATION

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

Number Description of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Amendment to the Articles of Incorporation of LataMed AI Corp.(2)
3.3	Certificate of Change Reflecting Reverse Stock Split(2)
3.4	Bylaws(1)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
32.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

(1)	Filed with the SEC on February 5, 2024 as an exhibit to our Registration Statement on Form 10-12G
(2)	Filed with the SEC on August 16, 2024 as an exhibit to Current Report on Form 8-K
**	Filed herewith

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

LataMed AI Corp.

Date: May 20, 2026	By:	/s/ Kevin Rodan Levy
	Name:	Kevin Rodan Levy
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Carlos Pena
	Name:	Carlos Pena
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

