Form 10-Q
period 2026-06-30
LataMed AI Corp.
filed 2026-08-11
CIK 1477960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

LATAMED AI CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-56634	26-3670551
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

As of August 1, 2026, the registrant had 36,134,795 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Intangible assets	7,824,000	-

Total assets	7,824,000	-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	292,726	235,923
Notes payable - related party	88,042	88,042
Notes payable	355,722	272,304
Convertible notes payable	34,591	34,591
Total current liabilities	771,081	630,860

Total liabilities	771,081	630,860

Stockholders' equity (deficit)

Preferred stock, $0.0001 par value, 275,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-

Series A Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-

Series B Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-

Series C Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 0 and shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	500	-

Common stock, $0.0001 par value, 700,000,000 shares authorized, 36,134,795 and 44,296,895 and shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	36,136	44,298
Additional paid in capital	36,757,290	28,925,628
Accumulated deficit	(29,741,007)	(29,600,786)
Total stockholders' equity (deficit)	7,052,919	(630,860)

Total liabilities and stockholders' equity (deficit)	$7,824,000	$-

See accompanying notes to the financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	41,413	4,854	50,600	5,821
Professional fees	35,632	15,000	69,829	30,000
Total operating expenses	77,045	19,854	120,429	35,821

Loss from operations	(77,045)	(19,854)	(120,429)	(35,821)

Other income (expenses)
Interest expense	(10,363)	(9,328)	(19,792)	(17,816)
Total other expenses	(10,363)	(9,328)	(19,792)	(17,816)

Net loss before tax provision	(87,408)	(29,182)	(140,221)	(53,637)
Tax provision	-	-	-	-
Net loss	$(87,408)	$(29,182)	$(140,221)	$(53,637)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	46,684,246	29,276,895	46,851,826	29,276,895

See accompanying notes to the financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Series C				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	-	-	44,296,895	44,298	28,925,628	(29,600,786)	(630,860)
Shares issued for asset purchase agreement	-	-	12,000,000	12,000	7,812,000	-	7,824,000
Shares returned and canceled	-	-	(162,100)	(162)	162	-	-
Net loss	-	-	-	-	-	(52,813)	(52,813)
Balance, March 31, 2026	-	-	56,134,795	56,136	36,737,790	(29,653,599)	7,140,327
Shares exchanged for Preferred Shares	5,000,000	500	(20,000,000)	(20,000)	19,500	-	-
Net loss	-	-	-	-	-	(87,408)	(87,408)
Balance, June 30, 2026	5,000,000	500	36,134,795	36,136	36,757,290	(29,741,007)	7,052,919

Balance, December 31, 2024	-	-	29,276,895	5,855	28,813,871	(29,393,301)	(573,575)
Net loss	-	-	-	-	-	(24,455)	(24,455)
Balance, March 31, 2025	-	-	29,276,895	5,855	28,813,871	(29,417,756)	(598,030)
Net loss	-	-	-	-	-	(29,182)	(29,182)
Balance, June 30, 2025	-	-	29,276,895	5,855	28,813,871	(29,446,938)	(627,212)

See accompanying notes to the financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Net loss	$(140,221)	$(53,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	56,803	19,768
Net cash used in continuing operating activities	(83,418)	(33,869)

Cash Flows from Financing Activities:
Proceeds from notes payable	83,418	33,869
Net cash provided by financing activities	83,418	33,869

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued for intangible assets	$7,824,000	$-

See accompanying notes to the financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

LataMed AI Corp. (FKA Catalyst Crew Technologies Corp.) (the “Company”) was incorporated in the State of Nevada on September 11, 2008. At that time the primary business of the Company was to act as a global broker for business and private jets by connecting travelers (corporations, institutions and wealthy private individuals) with executive aircraft that are independently owned and operated by third party companies or individuals. On February 5, 2015, the Company changed its name to better reflect its anticipated new business direction. The Company had received approval of its Federal Permit to distribute alcoholic beverages, which would be accomplished, through its subsidiaries, Continental Beverage Inventory and Warehousing Ltd., and promotional activities through Continental Beverage Marketing and Promotion Inc. In early 2016, the Company abandoned its activities and ceased to operate.

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

On March 4, 2026, the Company appointed Kevin Rodan Levy to serve as President, Chief Executive Officer, and sole member of the Board of Directors. On March 31, 2026, the Company appointed Carlos Peña as Chief Financial Officer. On April 28, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change the Company’s name to “LataMed AI Corp.,” which became effective upon filing.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Management is of the opinion that all necessary adjustments have been made to make these interim consolidated financial statements not misleading.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During six months ended June 30, 2026, the Company incurred net losses of $140,221 and accumulated deficits of $29,741,007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2026 and December 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements on June 30, 2026 and December 31, 2024.

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

NOTE 4 – ASSET PURCHASE AGREEMENT

On February 17, 2026, the Company entered into an Asset Purchase Agreement pursuant to which the Company acquired various proprietary assets and intellectual property for 12,000,000 restricted shares of common stock valued at $7,932,000.

The Company evaluated the Asset Purchase Agreement in accordance with ASC 805 – Business Combinations which notes the threshold requirements of a business combination that includes the expanded definition of a “business” and defines elements that are to be present to be determined whether an acquisition of a business occurred. No “activities” of the acquiree were acquired. Instead, the Company obtained control of a set of inputs (the acquired assets). Thus, the Company determined agreement is an acquisition of assets, not an acquisition of a business in accordance with ASC 805. Management evaluated the assets and determined the value to $7,824,000 as of June 30, 2026.

NOTE 5 – NOTES PAYABLE

Promissory notes payable as of June 30, 2026 and December 31, 2025 consists of the following:

June 30, 2026	December 31, 2025
$73,228	$73,228
2,500	2,500
20,000	20,000
4,571	4,571
763	763
7,341	7,341
2,500	2,500
5,000	5,000
13,000	13,000
8,000	8,000
976	976
12,000	12,000
3,500	3,500
5,000	5,000
6,123	6,123
5,000	5,000
12,000	12,000
1,341	1,341
1,498	1,498
5,300	5,300
3,000	3,000
1,791	1,791
7,500	7,500
4,500	4,500
668	668
6,500	6,500
3,113	3,113
250	250
6,500	6,500
10,000	10,000
2,265	2,265
980	980
10,000	10,000
3,874	3,874
3,500	3,500
5,000	5,000
3,500	3,500
1,832	1,832
742	742
7,148	7,148
374	-
28,010	-
6,171	-
48,863	-
$355,722	$272,304

During the six months ended June 30, 2026, the Company has issued various promissory notes amounting to $83,418 for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the six months ended June 30, 2026 and 2025, the Company recorded interest expense related to these notes of $11,865 and $9,889, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2026 and December 31, 2025 consists of the following:

June 30, 2026	December 31, 2025
$15,487	$15,487
11,103	11,103
8,000	8,000
$34,591	$34,591

During the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $3,561 and $3,561, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of June 30, 2026 and December 31, 2025, the Company had notes due to the shareholder of $88,042 and 88,042, respectively. The notes carry an interest rate of 10% and are due upon demand.

During the six months ended June 30, 2026 and 2025, the Company recorded interest expense of $4,366 and 4,366 respectively.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

As of June 30, 2026 and December 31, 2025, the Company had 36,134,795 and 44,296,895 shares of common stock issued and outstanding.

On July 1, 2024, the Company’s Board of Directors approved a One for Four Hundred and Fifty (1-for-450) Reverse Stock Split of the issued and outstanding shares of Common Stock. the financial statements have been retroactively restated to reflect the split.

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

On May 6, 2026, the Board of Directors approved, and the Company filed with the Nevada Secretary of State, a Certificate of Designation designating 5,000,000 shares of preferred stock as Series C Voting Preferred Stock.

The Series C Preferred Stock ranks senior to all Common Stock and pari passu to the Series A and Series B Preferred Stock. Each share of Series C Preferred Stock is entitled to 20 votes per share and votes together with the Company’s Common Stock as a single class on all matters submitted to stockholders. The Series C Preferred Stock is non-convertible and non-redeemable.

On February 17, 2026, a shareholder returned and the Company cancelled 162,100 shares of common stock (post-split) for no consideration.

On March 10, 2026, the Company issued 12,000,000 shares of common stock (post-split) valued at $7,824,000 for certain intangible assets.

On May 18, 2026, a shareholder returned and the Company cancelled 20,000,000 shares of common stock (post-split) in exchange for the issuance of 5,000,000 shares of Series C Preferred stock.

NOTE 10 – SUBSEQUENT EVENTS

On July 2, 2026, the Company, filed a Certificate of Change with the Secretary of State of the State of Nevada reflecting the foregoing proportional increases in authorized capital stock. As set forth in the Certificate of Change, the Company’s authorized common stock increased from 700,000,000 shares to 3,500,000,000 shares, par value $0.0001 per share, and its authorized preferred stock increased from 300,000,000 shares to 1,500,000,000 shares, par value $0.0001 per share. In connection with the increase in authorized capital stock described above, the Certificate of Change effected a five-for-one (5:1) forward split of the Company’s issued and outstanding shares of Common Stock , pursuant to which each one (1) issued and outstanding share of Common Stock was reclassified into five (5) shares of Common Stock. The stock split has not yet been approved by FINRA and as such the financial statements have not been retroactively reflected to show the effect of the stock split.

On July 10, 2026, the Company has issued various promissory notes amounting to $9,239 for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

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

Revenues

We had no revenue for the three or six months ended June 30, 2026 and 2025

Operating Expenses

Operating expenses increased to $77,045 for the three months ended June 30, 2026, from $19,854 for the same period ended June 30, 2025. Operating expenses increased to $120,429 for the six months ended June 30, 2026, from $35,821 for the same period ended June 30, 2025. The increase in operating expenses is mainly the result of the increase in professional fees during the three and six month period.

Other Expense

We had other expense of $10,363 for the three months ended June 30, 2026, as compared with other expenses of $9,328 for the three months ended June 30, 2025. We had other expense of $19,792 for the six months ended June 30, 2026, as compared with other expenses of $17,816 for the six months ended June 30, 2025. Other expenses consisted of accrued interest expense and increased as a result of the Company issuing additional debt during 2026.

Net Loss

We recorded a net loss of $87,408 for the three months ended June 30, 2026, as compared with a net loss of $29,182 for the three months ended June 30, 2025. We recorded a net loss of $140,221 for the six months ended June 30, 2026, as compared with a net loss of $33,783 for the six months ended June 30, 2025.The change in net income was the result of the factors described above.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $29,741,007 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of June 30, 2026, we had total current assets in the amount of $0. Our total current liabilities as of June 30, 2026 were $771,081. We had a working capital deficit of $771,081 as of June 30, 2026, compared with a working capital deficit of $630,860 as of December 31, 2025.

Operating activities used $83,418 in cash for the six months ended June 30, 2026, as compared with $33,869 used for the six months ended June 30, 2025. Our negative operating cash flows for 2026 and 2025 were largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

Cash flow provided from financing activities was $83,418 for the six months ended June 30, 2026, as compared with $33,869 provided by cash flows for financing activities during the six months ended June 30, 2025. Our debt from financing activities consist of the issuance of notes payable.

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

Business Update

During the six months ended June 30, 2026, the Company continued executing its strategy of developing an artificial intelligence-enabled digital healthcare platform focused on Latin America. Management continued the integration and evaluation of the intellectual property acquired during the first quarter of 2026 and advanced the Company's organizational and operational infrastructure to support future commercialization.

The Company continued development of its planned healthcare technology ecosystem, including artificial intelligence-powered clinical decision support applications, telehealth infrastructure, patient engagement technologies, healthcare analytics solutions, and related digital healthcare services intended for deployment throughout Latin America. In addition, the Company continued regulatory planning, strategic partnership discussions, and business development initiatives designed to support future commercial operations.

The Company's wholly owned Venezuelan subsidiary, Inversiones Long 33, C.A., continues to serve as the Company's primary operating platform in Venezuela. During the quarter, management continued organizational development, technology integration activities, regulatory planning, and preparations for the future commercialization of the Company's healthcare solutions.

During the quarter, the Company completed its corporate rebranding to LataMed AI Corp. and continued expanding its healthcare technology strategy through business development initiatives, strategic planning, and industry engagement activities intended to increase the Company's visibility and support future commercial growth throughout Latin America. The Company also continued evaluating opportunities to expand its presence into additional international healthcare markets.

Although the Company has not yet generated revenue from these initiatives, management believes meaningful progress has been made toward establishing the operational and regulatory foundation necessary for commercialization. The Company intends to continue expanding its technology platform, pursuing strategic relationships, and advancing regulatory initiatives as it works toward the commercial deployment of its digital healthcare ecosystem.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended June 30, 2026.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2026, the Company issued 5,000,000 shares of Series C Voting Preferred Stock to a shareholder in exchange for the return and cancellation of 20,000,000 shares of common stock. During the six months ended June 30, 2026, the Company also issued 12,000,000 shares of common stock valued at $7,824,000 in connection with an asset purchase agreement and issued promissory notes in the aggregate principal amount of $83,418. The foregoing securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

Number Description of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Amendment to the Articles of Incorporation of LataMed AI Corp.(2)
3.3	Certificate of Change Reflecting Forward Stock Split(3)
3.4	Bylaws(1)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
32.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

(1)	Filed with the SEC on February 5, 2024 as an exhibit to our Registration Statement on Form 10-12G
(2)	Filed with the SEC on August 16, 2024 as an exhibit to Current Report on Form 8-K
(3)	Filed with the SEC on July 10, 2026 as an exhibit to Current Report on Form 8-K
**	Filed herewith

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

LataMed AI Corp.

Date: August 11, 2026	By:	/s/ Kevin Rodan Levy
	Name:	Kevin Rodan Levy
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Carlos Pena
	Name:	Carlos Pena
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

