Form 10-Q
period 2026-09-30
LataMed AI Corp.
filed 2026-11-13
CIK 1477960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2026

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

As of November 13, 2026, the registrant had 180,673,975 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Intangible assets	7,824,000	-

Total assets	7,824,000	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	317,168	235,923
Notes payable - related party	88,042	88,042
Notes payable	389,388	272,304
Convertible notes payable	34,591	34,591
Total current liabilities	829,189	630,860

Total liabilities	829,189	630,860

Stockholders' equity (deficit)

Preferred stock, $0.0001 par value, 280,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-

Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-

Series B Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 and 0 and shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-

Series C Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 5,000,000 and 0 and shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	500	-

Common stock, $0.0001 par value, 700,000,000 shares authorized, 180,673,975 and 221,484,475 and shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	18,067	22,148
Additional paid in capital	36,775,359	28,947,778
Accumulated equity (deficit)	(29,799,115)	(29,600,786)
Total stockholders' equity (deficit)	6,994,811	(630,860)

Total liabilities and stockholders' equity (deficit)	$7,824,000	$-

See accompanying notes to the financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	19,418	935	70,018	6,756
Professional fees	26,748	27,000	96,577	57,000
Total operating expenses	46,166	27,935	166,595	63,756

Loss from operations	(46,166)	(27,935)	(166,595)	(63,756)

Other income (expenses)
Interest expense	(11,942)	(8,367)	(31,734)	(26,183)
Total other expenses	(11,942)	(8,367)	(31,734)	(26,183)

Net loss before tax provision	(58,108)	(36,302)	(198,329)	(89,939)
Tax provision	-	-	-	-
Net loss	$(58,108)	$(36,302)	$(198,329)	$(89,939)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	180,673,975	146,384,475	216,051,607	146,384,475

See accompanying notes to the condensed financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Series C				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2025	-	-	221,484,475	22,148	28,947,778	(29,600,786)	(630,860)
Shares issued for asset purchase agreement	-	-	60,000,000	6,000	7,818,000	-	7,824,000
Shares returned and canceled	-	-	(810,500)	(81)	81	-	-
Net loss	-	-	-	-	-	(52,813)	(52,813)
Balance, March 31, 2026	-	-	280,673,975	28,067	36,765,859	(29,653,599)	7,140,327
Shares exchanged for Preferred Shares	5,000,000	500	(100,000,000)	(10,000)	9,500	-	-
Net loss	-	-	-	-	-	(87,408)	(87,408)
Balance, June 30, 2026	5,000,000	500	180,673,975	18,067	36,775,359	(29,741,007)	7,052,919
Net loss	-	-	-	-	-	(58,108)	(58,108)
Balance, September 30, 2026	5,000,000	500	180,673,975	18,067	36,775,359	(29,799,115)	6,994,811

Balance, December 31, 2024	-	-	146,384,475	14,638	28,805,088	(29,393,301)	(573,575)
Net loss	-	-	-	-	-	(24,455)	(24,455)
Balance, March 31, 2025	-	-	146,384,475	14,638	28,805,088	(29,417,756)	(598,030)
Net loss	-	-	-	-	-	(29,182)	(29,182)
Balance, June 30, 2025	-	-	146,384,475	14,638	28,805,088	(29,446,938)	(627,212)
Net loss	-	-	-	-	-	(36,302)	(36,302)
Balance, September 30, 2025	-	-	146,384,475	14,638	28,805,088	(29,483,240)	(663,514)

See accompanying notes to the condensed financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities
Net loss	$(198,329)	$(89,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	81,245	42,238
Net cash used in continuing operating activities	(117,084)	(47,701)

Cash Flows from Financing Activities:
Proceeds from notes payable	117,084	47,701
Net cash provided by financing activities	117,084	47,701

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for intangible assets	$7,824,000	$-
Common shares exchanged for Preferred shares	$100,000	$-

See accompanying notes to the condensed financial statements

LataMed AI Corp.

(FKA Catalyst Crew Technologies Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

On March 4, 2026, the Company appointed Kevin Rodan to serve as President, Chief Executive Officer and sole board member. In addition the Company amended its articles of incorporation to change the Company’s name to LataMed AI Corp

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Management is of the opinion that all necessary adjustments have been made to make these interim consolidated financial statements not misleading. The consolidated financial statements include the accounts of LataMed AI Corp. and its wholly owned subsidiary, Inversiones Long 33, C.A.. All intercompany balances and transactions are eliminated in consolidation.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During nine months ended September 30, 2026, the Company incurred net losses of $198,329 and accumulated deficits of $29,799,115. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2026 and December 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements on September 30, 2026 and December 31, 2025.

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

NOTE 4 – ASSET PURCHASE AGREEMENT

On February 17, 2026, the Company entered into an Asset Purchase Agreement pursuant to which the Company acquired various proprietary assets and intellectual property for 60,000,000 restricted shares of common stock valued at $7,932,000, was the value of the shares issued on the agreement date.

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

Management evaluated the assets and determined the value to $7,932,000 as of September 30, 2026. The Company is conducting a valuation of the proprietary assets and intellectual property acquired under the Asset Purchase Agreement to identify the individual assets acquired, determine their relative fair values. The valuation will also support management’s determination of the assets’ estimated useful lives and applicable amortization methods. Management did however evaluate the asset and determined that no impairment was of the asset was necessary as of September 30, 2026.

Management will evaluate the valuation results and account for any required adjustments in accordance with applicable U.S. GAAP.

NOTE 5 – NOTES PAYABLE

Promissory notes payable as of September 30, 2026 and December 31, 2025 consists of the following:

September 30, 2026	December 31, 2025
$73,228	$73,228
2,500	2,500
20,000	20,000
4,571	4,571
763	763
7,341	7,341
2,500	2,500
5,000	5,000
13,000	13,000
8,000	8,000
976	976
12,000	12,000
3,500	3,500
5,000	5,000
6,123	6,123
5,000	5,000
12,000	12,000
1,341	1,341
1,498	1,498
5,300	5,300
3,000	3,000
1,791	1,791
7,500	7,500
4,500	4,500
668	668
6,500	6,500
3,113	3,113
250	250
6,500	6,500
10,000	10,000
2,265	2,265
980	980
10,000	10,000
3,874	3,874
3,500	3,500
5,000	5,000
3,500	3,500
1,832	1,832
742	742
7,148	7,148
374	-
28,010	-
6,171	-
48,863	-
9,239	-
24,427	-
$389,388	$272,304

During the nine months ended September 30, 2026, the Company has issued various promissory notes amounting to $117,084 for general operating purposes. The notes carry an interest rate of 10% and are due upon demand.

During the nine months ended September 30, 2026 and 2025, the Company recorded interest expense related to these notes of $19,778 and $9,889, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2026 and December 31, 2025 consists of the following:

September 30, 2026	December 31, 2025
$15,487	$15,487
11,103	11,103
8,000	8,000
$34,591	$34,591

During the nine months ended September 30, 2026 and 2025, the Company recorded interest expense of $5,372 and $5,372, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2026 and December 31, 2025, the Company had notes due to the shareholder of $88,042 and 88,042, respectively. The notes carry an interest rate of 10% and are due upon demand.

During the nine months ended September 30, 2026 and 2025, the Company recorded interest expense of $6,585 and 6,585 respectively.

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2026 and December 31, 2025, the Company had 180,673,975 and 221,484,475 shares of common stock issued and outstanding.

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

On May 7, 2026, the Board of Directors authorize an amendment to the articles of Incorporation to specifically to designate 5,000,000 preferred shares as Series C Preferred Stock

Series C Preferred Stock shall rank senior to all Common Stock and pari passu to the Series A and B Preferred Stock. Each share of Series B Preferred Stock. Series B Preferred Stock shall have the right to vote on any matters, questions, or proceedings of this Corporation at rate of 20 votes per share.

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

On February 17, 2026, a shareholder returned and the Company cancelled 810,500 shares of common stock (post-split) for no consideration.

On March 10, 2026, the Company issued 60,000,000 shares of common stock (post-split) valued at $7,932,000 for certain intangible assets.

On May 18, 2026, a shareholder returned and the Company cancelled 100,000,000 shares of common stock (post-split) in exchange for the issuance of 5,000,000 shares of Series C Preferred stock.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2026 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Business Update

During the three months ended September 30, 2026, the Company continued pursuing its strategy of developing an artificial intelligence-enabled digital healthcare platform focused on Latin America. Management continued evaluating and integrating the Company’s healthcare technology and intellectual property portfolio and advancing organizational and operational preparations for future commercialization.

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

During the quarter, the Company implemented a five-for-one forward stock split of its common stock, effective July 15, 2026. The Company also continued expanding its healthcare technology strategy through business development initiatives, strategic planning, and industry engagement activities intended to support future commercial growth throughout Latin America. Management continued evaluating opportunities to expand into additional international healthcare markets. The forward split and related equity presentation should be reflected in the accompanying financial statements and notes.

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

Revenues

We had no revenue for the three or nine months ended September 30, 2026 and 2025

Operating Expenses

Operating expenses increased to $46,166 for the three months ended September 30, 2026, from $27,935 for the same period ended September 30, 2025. Operating expenses decreased to $166,595 for the nine months ended September 30, 2026, from $63,756 for the same period ended September 30, 2025. The increase in operating expenses is mainly the result of the increase in professional fees during the three and nine month periods.

Other Expense

We had other expense of $11,942 for the three months ended September 30, 2026, as compared with other expenses of $8,367 for the three months ended September30, 2025. We had other expense of $31,734 for the nine months ended September 30, 2026, as compared with other expenses of $26,183 for the nine months ended June 30, 2025. Other expenses consisted of accrued interest expense and increased as a result of the Company issuing additional debt during 2026.

Net Loss

We recorded a net loss of $58,108 for the three months ended September 30, 2026, as compared with a net loss of $36,302 for the three months ended September 30, 2025. We recorded a net loss of $198,329 for the nine months ended September 30, 2025, as compared with a net loss of $89,939 for the nine months ended June 30, 2025.The change in net income was the result of the factors described above.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $29,799,115 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of September 30, 2026, we had total assets in the amount of $0. Our total current liabilities as of September 30, 2026 were $829,189. We had a working capital deficit of $829,189 as of September 30, 2026, compared with a working capital deficit of $630,860 as of December 31, 2025.

Operating activities used $117,084 in cash for the nine months ended September 30, 2026, as compared with $47,701 used for the nine months ended September 30, 2025. Our negative operating cash flows for 2026 and 2025 were largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

Cash flow provided from financing activities was $117,084 for the nine months ended September 30, 2026, as compared with $47,701 provided by cash flows for financing activities during the nine months ended September 30, 2025. Our debt from financing activities consist of the issuance of notes payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended September 30, 2026.

PART II. OTHER INFORMATION

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Number Description of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Amendment to the Articles of Incorporation of LataMed AI Corp.(2)
3.3	Certificate of Change reflecting an increase in authorized capital stock (3)
3.4	Bylaws(1)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
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

LataMed AI Corp.

Date: November 13, 2026	By:	/s/ Kevin Rodan Levy
	Name:	Kevin Rodan Levy
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Carlos Pena
	Name:	Carlos Pena
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

